Form 10QSB
period 2007-03-31
OPTICON SYSTEMS
filed 2007-08-01
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

COMMISSION FILE NUMBER  000-52488

OPTICON SYSTEMS, INC.

(Exact name of Registrant as specified in charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

20-2583185
  (IRS Employer Identification Number)

First floor, 1701 West Northwest Highway, Grapevine, TX 76051
(Address of principal executive offices) (ZIP Code)

817-305-0628
(Registrant's telephone no., including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 1, 2007 was 31,612,500 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Balance Sheets

	(Unaudited)	June 30,
ASSETS	March 31, 2007	2006
Current assets
Cash and cash equivalents	$5,087	$1,386
Prepaid expenses	—	—
Total current assets	5,087	1,386
Property and equipment, net	3,553	5,096
Intangible assets, net	213,112	187,332
Other assets	—	1,356
Total assets	$221,752	$195,170

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$23,446	$2,680
Accrued expenses	1,079,012	$623,826
Loan payable – related party	196,198	107,550
Total current liabilities	1,298,656	734,056

Stockholders’ Deficit
Common stock, $.001 par value
250,000,000 shares authorized
31,612,500 issued and outstanding	$31,612	$31,612
Additional paid-in capital	123,886	107,387
Accumulated deficit during the
development stage	(1,232,402)	(677,885)
Total stockholders’ deficit	(1,076,904)	(538,886)

Total Liabilities & Stockholders' Deficit	$221,752	$195,170

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Operations

					Period October
	For the Three Months Ended		For the Nine Months Ended		22, 2004
	March 31,		March 31,		(inception) to
	2007	2006	2007	2006	March 31, 2007
	(unaudited)		(unaudited)		(unaudited)
Net sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Gross profit	—	—	—	—	—

Operating expenses
Salaries and benefits	160,500	160,500	481,500	478,000	1,120,000
Taxes and licenses	6,612	918	12,776	31,164	44,698
Consulting services	—	10,720	5,999	31,675	70,498
Other general & administrative	2,916	10,197	8,061	23,802	10,796
Allocable software costs	—	(21,092)	(22,779)	(72,281)	(92,332)
Legal & accounting	37,990	—	62,864	—	69,544
Operating income (loss)	208,018	161,243	(548,421)	(492,360)	(1,223,204)

Non operating income (expense)
Interest expense	(2,398)	(1,129)	(6,096)	(2,219)	(9,400)
Miscellaneous income	—	—	—	202	202
	(2,398)	(1,129)	(6,096)	(2,017)	(9,198)

Loss from operations before income taxes	205,620	162,372	(554,517)	(494,377)	(1,232,402)

Provision for income taxes	—	—	—	—	—
Net loss	$205,620	$162,372	$(1,109,034)	$(494,377)	$(1,232,402)

Net loss per share
Basic	$(0.006)	$(0.004)	$(0.018)	$(0.017)	$(0.053)
Diluted	$(0.006)	$(0.004)	$(0.018)	$(0.017)	$(0.053)

Weighted average common shares outstanding
Basic	31,612,500	31,612,500	31,612,500	29,212,719	23,334,894
Diluted	31,612,500	31,612,500	31,612,500	29,212,719	23,334,894

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

			(Unaudited)
	(Unaudited)		Period
	For the Nine Months Ended		October 22, 2004
	March 31,		(inception)
	2007	2006	March 31, 2007
Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(554,517)	$(494,377)	$(1,232,402)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,543	1,338	3,396
Issuance of common stock in exchange for services	16,500	29,900	50,499
Change in working capital components:
Prepaid expenses	—	(18,225)	—
Accounts payable	20,766	142	23,446
Accrued expenses	455,185	465,592	1,079,011
Income taxes (net)	—	—	—
Net cash (used) by operating activities	(60,523)	(15,630)	(76,050)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(1,949)	(1,949)
Purchase of technology	(25,780)	(69,615)	(113,112)
Increase (decrease) in other assets	1,356	(1,356)	—
Net cash (used) in investing activities	(24,424)	(72,920)	(115,061)

Cash Flows From Financing Activities
Loan payable – Related party	88,648	88,550	196,198
Net cash provided by investing activities	88,648	88,550	196,198
Net increase (decrease) in cash and cash equivalents	3,701	—	5,087

Cash And Cash Equivalents
Beginning of period	1,386	—	—
End of the period	$5,087	$—	$5,087

Supplemental Disclousures of Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of stock for software and other assets	$—	$105,000	$105,000

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended
March 31, 2007 and 2006, and the Periods October 22, 2004
(Date of Inception) through March 31, 2007 (Unaudited)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The balance sheet as of March 31, 2007, the statements of operations and statements of cash flows for the nine months ended March 31, 2007 and 2006, and for the period October 22, 2004 (date of inception) through March 31, 2007 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ending March 31, 2007 are not necessarily indicative of results expected for the full year ending June 30, 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2007 and for all periods presented, have been made.

The nature of the business and a summary of the significant accounting policies in conformity with accounting principles generally accepted in the United States of America, and consistently applied in the preparation of the accompanying financial statements are as follows:

(b) Development Stage Enterprise

OptiCon Systems, Inc. (“the Company”) was formed as a Nevada corporation on October 22, 2004. The Company is a development stage company dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager.

On July 29, 2005, the stockholders of the Company entered into an agreement to exchange 100% of the outstanding common stock of the Company, for common and preferred stock of Hathaway Corporation, a publicly traded company, at which time, the Company became a wholly owned subsidiary of Hathaway Corporation.

Since the Company's formation on October 22, 2004, the Company has been in the development stage, and has been engaged primarily in developing its accounting system, hiring employees, acquiring and developing assets, developing markets, etc., while raising capital to carry out its business plan. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while developing its customer base and establishing itself in the marketplace.

The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement the Company’s business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations.

(c) Revenue Recognition

The Company is principally in the business of licensing fiber optic management software, OptiCon Network Manager. In accordance with Statement of Position 97-2 - Software Revenue Recognition, revenue from licensing the software will be recognized upon installation and acceptance of the software by customers. When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year. Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement.

(d) Capitalized Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization begins when the product is available for release to customers. Software development costs will be amortized based on the estimated economic life of the product. Capitalized software costs amounted to $213,112 as of March 31, 2007 and $187,332 at June 30, 2006 respectively.

(e) Impairment of Intangible Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value. Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at March 31, 2007.

(f) Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months ended March 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the three months ended March 31, 2007. Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three months ended March 31, 2007 was $16,302.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the periods ended March 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the periods ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, the Company recognized share-based compensation equal to the award’s intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred.

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

(g) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

(h) Income Taxes

The Company records federal and state income tax liability in accordance with SFAS 109 - Accounting for Income Taxes. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(i) Loss Per Share

Basic LPS is calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted LPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

Based on an estimated current value of the Company’s stock being equal to or less than the exercise price of the warrants, none of the shares assumed issued upon conversion of the warrants, nor any of the stock assumed issued under the Company's 2004 Non statutory Stock Option Plan, are included in the computation of fully diluted loss per share, since their inclusion would be anti-dilutive.

(j) Impact of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expanded disclosures about fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our result of operations and financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 158 Employers’ Accounting for Defined Benefit Pension and Other postretirement Plans—an amendment of FASB Statements no. 87, 88, 106, and 132(R). SFAS 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Also, requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer that is a business entity and sponsors one or more single-employer defined benefit plans is required to recognize the funded status of a benefit plan in its statement of financial position; recognize other components not recognized by FASB 87 or 106; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position.; and disclose additional information. The effective dates for publicly traded companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. A non-publicly traded company is required to adopt the recognition and disclosure provisions of this statement as of the end of the fiscal year ending after June 15, 2007. We do not expect SFAS No. 158 to have a material effect on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB No. 108), Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.  SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment.  SAB No. 108 is effective for the Company’s June 30, 2007 financial statements.  The Company is currently assessing the potential impact that the adoption of SAB No.108 will have on the Company’s financial statements.  The adoption of SAB No. 108 is not expected to materially impact the Company's financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

2. Going Concern

For the nine months ended March 31, 2007, the Company incurred a net loss of $554,517. For the periods October 22, 2004 (date of inception) through March 31, 2007, the Company has incurred a cumulative net loss of $1,232,402. As of March 31, 2007, the Company had $1,293,569 of negative working capital and $5,087 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its parent company, and its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

3. Intangible Assets

Intangible assets consist of the following at March 31:
2007
OptiCon fiber optic management software	$212,112
Trademarks	1,000
$213,112

On July 26, 2005, the Company purchased the OptiCon Network Manager software system from FutureTech for $100,000. At the time of the purchase, the software system was out of date and had to be updated and integrated with current business software systems before it could be distributed to customers. During the quarter ended March 31, 2007, the Company did not allocate any direct labor or indirect costs related to the software. At March 31, 2007 the development of the R3 software system was complete and available for distribution to customers, however, no sales have yet been made; therefore, no amortization was recorded during the quarter. The R4 software system is approximately 75% complete, however, the Company is waiting on securing funding before any additional development efforts are expanded on this software.

4. Accrued Expenses

Accrued expenses at March 31, 2007 were as follows:

Accrued salaries	$946,750
Accrued vacations	70,000
Payroll tax liabilities	50,862
Accrued interest	9,400
Other accruals	2,000
$1,079,012

5. Related Parties Disclosures

(a) Accrued Compensation - Officers and Directors

The Company accrued compensation payable to J. Marshall Batton, its president, Douglass D. Wright, its senior vice president of sales, and Mr. Saeed Talari, one of the Company’s directors in the aggregate amount of $50,000 per month, based on their respective employment agreements commencing August 1, 2005, plus accrued vacation pay.

(b) Loan from Related Party

On September 6, 2005, Mr. Talari, one of the Company’s directors agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually. As of March 31, 2007, the outstanding amount of the loan was $196,198. The Company also accrued interest on this loan in the amount of $9,400 at March 31, 2007.

Mr. Talari has the option to convert any part of the principal and/or interest outstanding into the Company’s common stock at a thirty percent discount of the last five (5) days’ average bid price, once the Company becomes fully reporting and trading in a national market.

6. Stock Options and Warrants

On December 2, 2005, the Company granted Series A Warrants to two unrelated individuals, (see “Bentley Securities Agreement”), to purchase 69,000 shares, of which 36,000 shares were subject to the 1-for-.30107143 reverse stock split of April 4, 2006, at an exercise price of $1.10 per share ($3.65 after the reverse stock split). All of the Warrants expire on November 11, 2011.

7. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for nine months ended March 31, 2007 or for the period October 22, 2004 (date of inception) through March 31, 2007.

The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2007 based on uncertainties concerning the Company’s ability to generate taxable income in future periods. The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

8. Subsequent Events

On July 18, 2007 in an action by written consent, the Board of Directors (1) approved amending the Company’s articles of incorporation to reduce the authorized number of shares to 100,000,000 shares with a $0.001 par value without affecting in any manner the number of issued and outstanding common shares, and filing the appropriate amended articles of incorporation with the state of Nevada, (2) the removal of John M. Batton as director, and termination of his presidency and all other position he may hold, (3) to remove Mr. Douglass W. Wright as senior vice president of the company, and (4) appoint Mr. Sadruddin Currimbhoy to serve as interim President and Chief Executive Officer of the Company.

Following the recommendation of the board of directors, in an action by written consent dated July 18, 2007, the Company's sole shareholder approved the amendment to our articles of incorporation to reduce the number of authorized shares of common stock.

This reduction in authorized common shares by amendment of our articles of incorporation renders moot Mr. Batton and Mr. Wright's individual rights under their respective employment agreements to maintain at or restore to the four-percent level their respective ownership of our common stock, by purchasing additional shares at a price of $0.0033 each, at and after the time we issue more than 100,000,000 shares of common stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Significant accounting policies and estimates.

Our significant accounting policies are more fully described in Note 1 to the financial statements. However, certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on knowledge of our industry, historical operations, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate.

Our significant accounting policies include:

•
Long-Lived Assets - We depreciate property and equipment and amortize intangible assets, including software development costs over the respective assets’ estimated useful life and periodically review the remaining useful lives of our assets to ascertain that our estimate is still valid. If we determine a useful life has materially changed, we either change the useful life or write the asset down or if we determine the asset has exhausted its useful life, we write the asset off completely.

•
Capitalized Software Development Costs - We capitalize software development costs incurred subsequent to the establishment of technological feasibility and amortize them over the estimated lives of the related products. We discontinue capitalization of software when the software product is available to be sold, leased, or otherwise marketed. Amortization of software costs begins when the developed product is available for release to customers. We anticipate amortizing software development costs over the estimated economic life of the product.

•
Stock Based Compensation - Stock Based Compensation - We record stock-base compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which provides for the use of a fair value based method of accounting for stock-based compensation. However, we record the compensation cost for stock options granted to employees using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted over the amount the employee must pay to acquire the stock. We have elected to account for employee stock options using the intrinsic value method under APB 25, however, under SFAS 123 we are required to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

PLAN OF OPERATIONS

We are presently in the phase of refining our business plan and seeking the initial funding we need to develop our sales and marketing plan relating to our OptiCon R3 Network Manager software. We will continue the development of this plan as and when we receive funding and continue in this mode until successfully completing our funding plan. There is no assurance that we will be successful in obtaining adequate funding to develop our business plan. In the event we are unable to obtain adequate funding to develop our business plan, we would consider a joint venture with another company that has adequate resources to accomplish our marketing plan for the R3 software and/or complete development of our R4 software, or we may consider selling our products outright and distributing the proceeds to our shareholders.

Company Resources

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we have $5,087 in cash at March 31, 2007, and $153,802 remaining on the line of credit from Mr. Talari which is not sufficient to satisfy our cash requirements for the next 12 months without securing additional financing. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. Our success in developing our business plan is dependent upon the level of financing we are able to secure,

Product Research and Development

Our OptiCon R4 software system is seventy-five percent complete and requires only writing the source code, compiling of the object code and beta testing of the software. Performance of this work depends on the success and level of funding we are able to obtain. We have budgeted $2.2 million for research and development, subject to availability of funding (see “Our Marketing Plan”).

Our Marketing Plan

The next phase in our business development will be implementation of our sales and marketing plan for the R3 version of the Opticon Network Manager software. We plan to initially contact those companies to which Corning Cable licensed the Opticon Network Manager software to offer maintenance and professional services with respect to the R3 software they continue to utilize. We would able to provide them with seamless integration with other programs or newer version of programs they are now using, and provide them with full maintenance and support.

We also plan to begin marketing to  independent operating companies (IOCs), independent local exchange carriers (ILECs) and regional Bell operating companies (RBOCs). In parallel with this activity we plan to contact the seven consulting firms servicing the ISO market. These firms act as a technical staff for this market, as it is too costly for the individual ISOs to keep a full time technical staff. The consulting firms also provide strategic technical analysis for this market segment as the ISOs do not have the resources or staff to provide this function on their own.

We anticipate that as funding is received, of which there is no assurance, we will begin hiring the appropriate technical staff who will be able to handle support requirements for the R3 version. We anticipate a need for up to forty-four employees by the end of the first year of full operation after funding. The number of employees we hire during the next twelve months will depend upon the level of funding and sales achieved.

Funding

To support our activities and provide the initial sales and support for entry into the large service provider marketplace, we will require an initial investment of approximately $5 million. We expect this level of funding to carry us into the marketplace for IOCs, ILECs and RBOCs, as well as offer services to existing users of the R3 system, and provide the capital necessary to complete the development of OptiCon R4 system, our next generation product. The graph below depicts the areas of development, assuming attainment of different level of funding.

Level of Funding $1,000,000	Level of Funding $2,500,000	Level of Funding $5,000,000

Securing adequate facilities (approximately 12,500 square feet of space)	N/A	Securing an additional 12,500 to 25,000 square feet facility

Hiring approximately 12 product support, marketing, and administrative staff	Hiring an additional 12 product support and marketing staff, 3 product development staff, and additional administrative staff.	Hiring additional 12 product support, marketing and administrative support staff.

Acquiring furniture and fixtures for the facilities and staff, acquire computer systems	Acquire additional furniture and equipment for staff, and acquire additional computers and upgrade present system.	Upgrade computer systems to accommodate handling large MSO and ISO companies

Hiring of product support and development department heads.	N/A	N/A

N/A	Commence the development of OptiCon R4 software system.	Complete the development of the OptiCon R4 system.

In order to achieve the funding we need, we intend to offer shares of our common stock at an aggregate price of $5 million in private transactions which satisfy the requirements for one or more exemptions from registration under the Securities Act of 1933. We do not intend to begin efforts to sell common stock until we have completed the comment process on this registration statement with the staff of the U.S. Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2006 and for the nine months ended March 31, 2007

For the year ended June 30, 2006, we incurred a net loss of $656,885. Of this loss, $658,352, consisting of depreciation ($1,853) and deferred compensation to our officers ($638,500), as well as expensing of consulting expenses ($17,999) resulting from the issuance of our warrants, (net of $92,332 allocated to software development costs) did not require the use of cash. Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $10,527.

For the nine months ended March 31, 2007, we incurred a net loss of $522,833. Of this loss, $488,827, consisting of depreciation ($1,328), deferred compensation to our officers ($481,500), and issuance of common stock in exchange for services ($16,500) did not represent the use of cash. These changes plus others brought the total cash used in operations to $45,523.

On September 6, 2005, we obtained a loan commitment from Mr. Talari, one of our director and controlling person in the aggregate amount of $350,000 under a master promissory note, due on demand, with interest at the rate of 5% per annum. We have been receiving advances on this note on an as needed basis and have drawn $181,198 as of March 31, 2007, and have effectively a line of credit outstanding of $153,802 available to us on an as needed basis.

Item 3.  Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our the period ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 3A(T).

Not applicable

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The registrant is not engaged in any legal proceedings at the date of this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

31.A	Principal Executive Officer's Certification

31.B	Principal Accounting Officer's Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptiCon Systems, Inc.
(Registrant)

Date: August 1, 2007
By:  /s/  Sadruddin Currimbhoy

Sadruddin Currimbhoy,
President & Principal Executive Officer

Date: August 1, 2007
By:  /s/ Cristino L. Perez

Cristino L. Perez,
Principal Financial Officer