Form 10KSB
period 2007-06-30
OPTICON SYSTEMS
filed 2007-10-15
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2007

COMMISSION FILE No. 000-52488

OPTICON SYSTEMS, INC.
(Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

20-2583185
(I.R.S. Employer Identification No.)

First Floor, 1701 West Northwest Highway
Grapevine, Texas 76051
 (Address of principal executive offices)(Zip code)

817-305-0628
(Issuer’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
COMMON STOCK, $0.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

Opticon System, Inc.’s revenues for the fiscal year ended June 30, 2007 were: None

The aggregate market value of the voting common stock of the Opticon Systems, Inc. at SEPTEMBER 28, 2007 was NONE

The number of shares of Opticon System, Inc.’s common stock outstanding at SEPTEMBER 29, 2007 was 33,544,858 shares.

DOCUMENTS INCORPORATED BY REFERENCE NONE

Transitional Small Business Disclosure Format YES ☐ NO ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OUR CORPORATE HISTORY AND ORGANIZATION

“We”, "us" and “our” refer to OptiCon Systems, Inc., a Nevada corporation.

The history of our incorporation and our ownership, in chronological order, is as follows:

- We were incorporated in Nevada on October 22, 2004.
- J. Marshall Batton, Jeffrey A. Hoke, Jacques Laurin and Douglass W. Wright were our founders and original stockholders, each owning twenty-five percent of our common stock.
- On July 29, 2005, FutureTech Capital LLC, a company entirely owned by Saeed Talari, acquired eighty percent of our common stock as a result of our acquisition of the Opticon Network Manager software (see below) from FutureTech and the stock ownership of each of our founders was reduced to five percent.
- Also on July 29, 2005, following our acquisition of the Opticon Network Manager software, FutureTech and our founders exchanged all of our issued and outstanding common stock for an aggregate of sixty-six percent of Hathaway Corporation's issued and outstanding common and all of its preferred stock; and, as a result of the exchange, we became a wholly owned subsidiary of Hathaway.
- Before the exchange of our shares for Hathaway's shares, Mr. Talari legally and beneficially owned eighty-eight percent of Hathaway's common stock and beneficially owned through FutureTech eighty percent of our common stock.
- After the exchange, our founders each owned directly four percent of Hathaway common stock and Mr. Talari, directly and indirectly, owned eighty percent of Hathaway's common stock.
- On April 4, 2006, we consolidated (reverse split) our issued and outstanding common stock by a factor of .30107143. Statement of all share amounts, whether before of after April 4, 2006, in this amended registration statement have been adjusted for the share consolidation.

Before our acquisition of the Opticon Network Manager software, both Hathaway and FutureTech were under the direct, common control of Mr. Talari. Prior to our acquisition of the Opticon Network Manager software, Mr. Talari had no control over us. With that acquisition, however, we also came under Mr. Talari's indirect control. Although Mr. Talari may be deemed to have determined or had a controlling influence on the terms of the exchange of stock between our stockholders and Hathaway, because he owned (a) all the stock of FutureTech which was our then eighty-percent stockholder and (b) eighty-eight percent of Hathaway's common stock, Mr. Talari did not control the decision of our founders who owned twenty percent of our common stock and who have advised us they made independent, individual decisions to enter into the exchange of their stock in us for Hathaway common stock. See the following table which details the aggregate of Mr. Talari's direct and indirect stock ownership of each entity at each stage of the history described above:

	Mr. Talari's stock ownership percentage
Transaction Stage	Hathaway	FutureTech	Opticon Systems
Our incorporation	88	100	None
Our acquisition of the Opticon Network Manager	88	100	80
Our acquisition by Hathaway	80	100	80

The address of our executive offices is First Floor, 1701 West Northwest Highway, Grapevine, Texas 76051 and our telephone number at that address is 817-305-0628. The address of our web site is www.opticonsystemsinc.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

OUR ACQUISITION OF THE OPTICON NETWORK MANAGER SOFTWARE

The history of our acquisition of the Opticon Network Manager software and related assets, in chronological order, is as follows:

- We signed a pre-incorporation agreement dated as of August 19, 2004 with FutureTech to purchase the Opticon Network Manager software and assets.
- FutureTech did not own or have a contract to purchase the Opticon Network Manager software and assets at that time.
- FutureTech signed an agreement on July 26, 2005 with Corning Cable Systems, Inc., a subsidiary of Corning Incorporated, to purchase the Opticon Network Manager software and assets for a cash purchase price of $100,000.
- The agreement between FutureTech and Corning Cable was identical in all respects, other than price, to our existing agreement with FutureTech.
- FutureTech's purchase from Corning Cable was completed on July 29, 2005.
- We amended our agreement with FutureTech on July 29, 2005, changing our purchase price to 25,290,000 shares (or eighty percent) of our common stock.
- We completed our acquisition of the Opticon Network Manager software from FutureTech on July 29, 2005.

LICENSES OF THE OPTICON NETWORK MANAGER SOFTWARE BY CORNING CABLE

We were informed by Corning Cable that it had licensed the R3 version of the Opticon Network Manager software to approximately sixty operators of multiple cable television systems ("MSOs"). We believe those licensees installed the Opticon Network Manager software on about 150 individual cable television systems. Corning Cable's licensees included ten of the twenty-five largest cable providers at that time, among others. Corning Cable's licensees for the R3 Opticon Network Manager software included:

- Comcast Corporation;
- TimeWarner, Inc.; and
- Charter Communications.

We understand that those licenses involved a non-exclusive, perpetual, paid-up, right to use the Opticon Network Manager software as it existed at the time of the license. Corning Cable's licensees did not obtain, however, the ability to maintain, modify or upgrade the software themselves, because they received only the part of software program that runs on their computer systems ("object code") and did no receive, have a right to receive or have access to the computer code on which the object code is based ("source code") and is essential to maintenance, modification and upgrading the object code. We purchased the sole and exclusive right and title to source code for the R3 version of the Opticon Network Manager (as well as all the documentation for the partially developed R4 version). We do not have any obligation to support, maintain or upgrade the software under Corning Cable's licenses, nor do we have any liability associated with its performance. Those licenses exist without any impact on our ownership of the Opticon Network Manager software, which includes both the source code and the object code, and our right and ability to as the sole owner to license the Opticon Network Manager software to others.

We believe a substantial number of the approximately 150 installations of the R3 Opticon Network Manager software are still in use, including those on the cable systems of Comcast, TimeWarner and Charter Communications. We believe the MSOs who are still using the R3 Opticon Network Manager represent an opportunity for us to sell support and maintenance services, which they do not now have and cannot provide for themselves. We believe they also represent a market for our R4 version, if and when we complete development of it (of which there is no assurance). There is no assurance, however, that Corning Cable's licensees will have an interest in buying support and maintenance services from us, or that they will have an interest in buying licenses to the R4 version from us. We believe that even if we are unable to sell service and support services to Corning Cable's licensees, the MSOs who have not licensed from Corning Cable, as well as other types of fiber cable system operators described below, provide us with a substantial, potential market for the Opticon Network Manager software.

CORNING CABLE'S TERMINATION OF ITS BUSINESS RELATED TO THE OPTICON NETWORK
MANAGER SOFTWARE

Corning Cable developed the Opticon Network Manager software, beginning in 1995 as an outgrowth of its fiber optic cable business. Corning Cable developed three versions of the Opticon Network Manager software, concluding in March 2003 with the R3 version. Corning Cable also began development of the next-generation R4 version of the Opticon Network Manager software, up to the point at which writing the source code and testing the object code were the next and final development steps. According to software development standards, this point of development constitutes seventy-five percent completion. We believe the Opticon Network Manager software was the most widely used fiber optic network management software in use at that time. Corning Cable decided in 2003 to terminate its involvement in the fiber optic cable network management software industry. Corning disclosed in its annual report on Form 10-K for 2002 filed with the U.S. Securities and Exchange Commission that "During 2002 Corning continued the restructuring efforts that began in the second quarter of 2001. The telecommunications industry continued to decline over the course of the year as the trends exhibited in 2001, such as softness in demand, excess capacity, increased intensity of competition and growing pressure on price and profits have persisted." The notice sent by Corning Cable to its licensees dated May 27, 2003 stated that its reason for terminating its Opticon Network Manager operations was "Due to the extended downturn in the telecom industry there has been a significant reduction in demand for these products and services." Corning's annual report on Form 10-K for 2003 filed with the Commission disclosed that "We have been able to reduce the loss in the Telecommunications segment in 2003 by closing plants and reducing costs". We believe that terminating support for and continued development of the Opticon Network Manager sofware was one of these cost reducing measures enacted by Corning.

WHAT WE PURCHASED FROM CORNING CABLE

As noted above, we purchase the Opticon Network Manager software (both the operational Release 3.x and proposed Release 4.x, as identified in the agreements) indirectly from Corning Cable, with FutureTech as a temporary, intermediary owner. Our contract to purchase the Opticon Network Manager from FutureTech was, in all material respects, a mirror image of FutureTech's agreement with Corning Cable. Both agreements provided for purchase and sale of "substantially all of the assets that are used by [Corning Cable] to conduct OptiCon related business". The agreements provided for the "[sale], transfer, [assignment and delivery]" of the assets "in perpetuity, free and clear of all encumbrances" and "all right, title and interest". The assets included the "brand name", all "tangible personal property", "all Federal, state, local and foreign governmental licenses, consents, approvals, authorizations, permits, orders, decrees and other compliance agreements", "all OptiCon Intellectual Property Rights and Licensed Software, and the goodwill associated therewith, licenses and sublicenses granted in respect thereto and rights thereunder", "all customer, supplier, advertiser and mailing lists", "all business and financial records, books, ledgers, files, plans, documents, correspondence, lists, plats, architectural plans, drawings, notebooks, specifications, creative materials, advertising and promotional materials, marketing materials, studies, and reports relating in any manner to, or used in connection with the operation of, OptiCon or to the Acquired Assets, in whatever media they exist", "all goodwill" and "all inventory". The agreements specifically provide that the purchaser (FutureTech and subsequently us) do not assume, discharge or perform any liabilities, as defined, "related to Opticon", which we maintain includes liabilities under the existing licenses. At each closing, the purchaser received a bill of sale for tangible assets, an assignment of intangible personal property, a trademark assignment and a general assignment of intellectual property assets. And, the seller in each case undertakes to "execute and deliver such other instruments of sale, transfer, conveyance, assignment and confirmation, and will take such further action, as may be reasonably requested in order to more effectively transfer, convey and assign to, and to confirm [the buyer's] title". The foregoing is a summary of the things acquired first by FutureTech from Corning Cable and second by us from FutureTech. The agreements contain other provisions necessarily related to the transactions. Reference is made to full agreements which are filed as exhibits to this amended registration statement. All summaries of selected provisions of the agreements in this amended registration statement are subject to the actual agreements.

OUR BUSINESS

What Our Technology Does

The Opticon Network Manager software is designed to manage large fiber optic cable networks more efficiently, as compared to Excel spread sheets which were the medium of network management in use at the time the original version of the Opticon Network manager was introduced. The R3 Opticon Network Manager software significantly reduces the time and expense required to install, manage, maintain and repair a fiber optic cable system. These reductions are principally the result of:

- The ability to map and determine the status of each strand in a fiber optic cable,
- The ability to automatically determine when a cut, break or fault has occurred, and
- The ability to identify the actual physical location of a cable cut, break or fault within five feet.

Based on our review of the fiber optic management software against which the Opticon Network Manager now completes, we believe that none of them provide these features. See "Competition", below.

The OptiCon R4 system of the Opticon Network Manager software will not only have all the features of the OptiCon R3 system, but also is designed for use on:

- An entirely fiber optic network, just like the OptiCon R3 system, and
- A network which has a combination of fiber optic cable and copper wire cable.

Based on our review of the fiber optic management software against which the Opticon Network Manager now completes, none of them function across an entire hybrid system composed of fiber optic and copper wire cables. Development of the OptiCon R4 system is seventy-five percent complete, according to software development industry standards. The OptiCon R4 system is not ready for commercial sale.

The length of a fiber optic cable is limited only by the delivery requirements of the particular installation. Unlike the loss of signal strength in copper wire cable which limits the length of each copper wire cable segment to three thousand feet between amplification points, there is no loss of signal strength in fiber optic cable, regardless of the length of the cable. Fiber optic cable may be hundreds or thousands of miles in length. The ability to quickly detect and repair cable cuts, breaks and faults is critical to the quality of service (QoS) provided by a cable system operator to its customers.

As cable operators move into voice services they move into a QoS which requires a 99.999% "uptime" (the standard for telephony service providers). While subscribers to cable television and the Internet on a fiber optic cable system may accept service outages of up to hours and even days as an inconvenience or irritation, interruption of telephone service (voice) of even much shorter duration is unacceptable to consumers. This is particularly true with respect to emergency 911 service. Providing telephone service over fiber optic cable becomes commercially feasible only with the ability to (a) provision (provide service to) new customers promptly, (b) reduce service interruptions by effective management and maintenance, (c) quickly restore service when interruptions occur due to cable cuts, breaks and faults and (d) reduce the cost of maintenance, service and repair to a level comparable to copper wire cable. Based on the experience of our former chief executive officer at Lucent Technologies' NetCare division in sales, installation and management of copper wire cable systems, these types of service interruptions in copper wire cable require an average of 1.6 service crews ("truck rolls"), as compared to the experience of fiber cable system which, based on information we obtained from Corning Cable, require an average eight truck rolls for each cut, break or fault in a fiber optic cable.
The Advantages of Our Technology

The Opticon Network Manager software, among other things described below,

- Isolates cable cuts, breaks and faults, service degradation and other "optical events" to within plus or minus five feet of the event; and
- Produces a GPS (global positioning system) location for the outage to an approximate five foot section of cable (GPS location can be better or worse, depending upon the accuracy of the data supplied to the system).

Based upon our analysis of products against which we compete, the Opticon Network Manager software is the only commercially available fiber optic management software offering these features. The Opticon Network Manager software takes into account all of the physical variables in the installation of fiber optic cable. Other systems now in use determine the location of the cut, break or fault (optical event) based on the length of the cable from the test point. They do not identify the actual geographic location of the cut, break or fault. They provide a distance to a fault determined by a reflectometer (a ping, like radar, is put on the line and the amount of time it takes for the ping to return determines the distance) which may differ as much as thirty percent from the geographic location of the actual fault, as a result of cable twist and other factors in the physical installation of the cable, such as deviations from a straight line caused by obstacle avoidance, grade change, slack between attachment points and ground versus overhead deployment.

When the Opticon Network Manager software detects a significant optical event, it sends an alarm to any type of communications device in use by the cable system operator, which, in turn, alerts management. The Opticon Network Manager software can automatically print a work order and dispatch a repair crew to the correct location, using its mapping capability. Identifying the precise location of a cable cut, break or fault to within plus or minus five feet reduces the time needed to locate and repair the cable. The corollary of reduction in time to locate and repair is reduction in personnel and equipment cost and an increase in QoS to an equivalency to copper wire cable networks. Rather than hours spent locating a cut, break or fault in long runs of fiber optic cable with an average of up to eight crews on the road for a single occurrence, personnel time and equipment cost is materially reduced to an average of 1.6 crews and trucks on the road. This feature of the Opticon Network Manager software brings maintenance and repair costs of fiber optic cable into line with those costs for wireline where cuts, faults and breaks can be isolated between amplification points - a maximum of three thousand feet.

Additional features of the Opticon Network Manager software include the ability to

- Track fiber strands in use,
- Track fiber strands available for use (that is, attached to equipment, but not in use), and
- Track fiber strands in inventory (available, but not attached to any equipment, or dark).

Our product

We can begin licensing the OptiCon R3 system immediately, subject to funding for marketing and for capacity for support and maintenance. This is the same system that had been licensed by Corning Cable. It provides a complete management structure for a physical fiber optic cable network. The OptiCon R3 system can be used by both cable providers and telephone systems that have deployed or are in the process of deploying fiber optic cable. It can be used both (a) during the installation process of the fiber optic cable and (b) during the operation of the fiber optic cable network.

The OptiCon R3 system provides a single repository for all data which documents the fiber optic cable network. During installation, the OptiCon R3 system interfaces with the operator's work order system to ensure the accurate collection of all data relevant to the ongoing management of the network. For example, it tracks all of the components of the system, it maps both outside locations and inside equipment and their layouts, it maps and tracks all network connections and all customers served.

After installation of the fiber optic network, the OptiCon R3 system provides these additional four capabilities:

- It improves the circuit assignment process and provisioning of new customers during the implementation phase;
- It automates the network management and maintenance functions;
- It complements a carrier’s existing systems and databases; and
- It is accessible to personnel at all levels.

During the implementation phase, the location and paths all fiber strands are captured in an Oracle data base and are identified as they are moved from dark, to inactive, to active status during the provisioning process. The OptiCon system also displays for the operator selected fiber paths to customers or fiber paths available for new customers. It also displays all relevant information about that fiber path, including its current status, the service type being provided and relevant wavelength. All of these capabilities reduce the time and cost necessary for fiber provisioning for and assignment of circuits to customers. The current method of provisioning service to a new fiber optic cable customer is manually finding an available fiber optic route to the customer’s premises.

In network management using the Opticon system, all relevant network information is available to the operator online. Drawing on information in the Oracle data base, the OptiCon system automatically displays network connections, provides access to historical outage records, generates detailed work orders and provides a variety of other network information and reports essential to operating a complex fiber optic cable network.

Use of the OptiCon R3 system requires a data base by Oracle Corporation to store network data and requires a graphical information system by MapInfo Corporation to display and manipulate data, which is graphically highlighted on maps to provide easy use with a Windows interface requiring minimal user training. The OptiCon R3 system will not function without both an Oracle database and MapInfo software. At the present time, users of the Opticon R3 system must license the data base software directly from Oracle and display software directly from MapInfo, because we do not have reseller licenses covering either of those softwares. It is our intent to obtain reseller licenses from both companies, which will then enable us to directly license all of the software needed to utilize the Opticon R3 system and the R4 system, if any, when development of the R4 system is completed for commercial licensing.

The OptiCon R3 system is customizable, allowing users to specify unique reporting options to reflect specific needs. These features both reduce the cost of implementation by extending the functionality of the operator's existing systems, while reducing response times and allowing immediate access to critical data.

In order to provide a GPS location within plus or minus five feet, the OptiCon R3 system:

- Accepts cable system design data to determine the distance between two points in a network;
- Accepts inputs from the installing field crew, such as a variety of local data points (such as point to point sheath lengths, GPS coordinates, elevations and slack in the cable at any point);
- Stores all of the specific information on fiber cable manufacturer’s product number and specific characteristics (each product line within a manufacturer's product offering can have different specifications); and
- Manages all network information in a single data base and GIS system.

When a cut, break or fault is detected, the OptiCon R3 system issues a work order for repair services. The technician goes to a starting point identified in the work order and uses a reflectometer (OTDR) to determine the distance from the starting point to the optical event. The technician updates the work order with the OTDR reading and the Opticon Network Manager software adjusts the distance using the information it has regarding the specifics of the cable used, slack, elevations and other factors, and presents both GPS coordinates and a map of the outage to the work crew.

Our next-generation product

The OptiCon R4 system is our next generation of fiber optic network management software, which requires an estimated twenty-five percent final development before it can be commercially licensed. The OptiCon R4 system is being designed to address two major deficiencies in the OptiCon R3 system. These are:

- It will manage both fiber optic cable and copper wire cable in a hybrid cable system; and
- It will have an interface that will enable it to work with other software applications, for example, to easily give and receive information from a client's existing work order system.

And, it also has an easy-to-use web-browser user interface.

We have established the following schedule to complete the commercial development of the OptiCon R4 system

- A demonstration system within ninety days after funding;
- A beta version of the software in 180 days after funding; and
- General availability release in twelve months after funding.

We purchased all of the documentation for the Opticon R4 system from Corning Cable. As noted above, by industry standards, this documentation constitutes approximately seventy-five percent completion of the Opticon R4 system when we acquired it from Corning Cable. To complete commercial development of the R4 system, we must write the source code for the Opticon R4 system and test the resulting object code (the code that actually runs on the computer), including the debugging process, before we can offer the Opticon R4 system for licensing. We have not done any development work on the Opticon R4 system after we purchased it from Corning Cable, nor do we have the funding available at the present time to hire programmers and purchase computer equipment needed to write the source code and test the object code. See, Plan of Operations and Liquidity and Capital Resources. Without adequate funding, we will not be able to produce a marketable Opticon R4 system. There is no assurance we will be able to obtain any or adequate funding to complete the development of and market the R4 Opticon Network Manager. In the event we are able to obtain adequate funding, we believe writing the source code based on Corning Cable's documentation (which itself has been developed from the operational R3 version) will be a straight-forward undertaking without any unexpected complications. With adequate funding, we estimate that writing the source code and testing the object code will require less than three months to complete.

How We Will Deliver The Opticon Network Manager Software

We plan to deliver the Opticon Network Manager software to our licensees on compact disks that we will produce and manufacture.

Who Uses Our Technology

Every business with a fiber optic cable network is a potential customer for the Opticon Network Manager software. These companies deliver voice, data and video to customers. These companies include

- Telephone companies who install and maintain their own network; and
- Cable television system operators.

Both of these industries are vying to provide high speed Internet connectivity to their customers. In addition, the telephone companies are providing television and the cable operators are providing voice (telephone) service in an expanding number of markets. Both industries have installed and are continuing to install fiber optic cable and require a software system to maintain and repair the cable. Many companies have a combination of copper wire cable and fiber optic cable, which we plan to be addressed by the OptiCon R4 system.

Potential Customers and Marketing

We view the principal customers for the Opticon Network Manager software to be:

- Independent operating companies (IOC),
- Independent local exchange carriers (ILEC),
- Regional Bell operating companies (RBOC).
- MSOs who are not licensees of Corning Cable represent additional customers for the Opticon Network Manager software from.

We believe the IOCs, ILECs, RBOCs and the MSOs who are not Corning Cable's licensees represent a far greater market and greater potential customer base for the Opticon Network Manager in the United States alone that the customer base of which we may be viewed as being deprived by Corning Cable's existing licenses. As noted above, even Corning Cable's licensees represent a market opportunity for maintenance and support services, as well as upgrade to the R4 version, if and when it is ready for commercial licensing.

We plan to target seven regional consulting firms who dominate the IOC marketplace to become resellers of the Opticon Network Manager software.

Our marketing strategy has three basic phases.

The first phase will be contacting all of Corning Cable's licensees of the OptiCon R3 software - potentially sixty different companies with about 150 potential, existing installations. We believe many of these companies may continue to use the R3 software as their network management system, but without the ability to maintain it themselves. We plan to contact these companies to see if they would be interested in upgrades, re-installations, service, maintenance and technical support.

The second phase will be marketing to the small telephone and cable television companies who have installed fiber optic cable systems but are not licensees of Corning Cable, both domestically and internationality.

The third phase will be marketing to the large telephone and cable television companies who are not using the Opticon Network Manager software, both domestically and internationality.

We believe that we will not be driving the timeline for the purchase and implementation of a core network management system like the Opticon Network Manager software. We believe the time line will be dictated by the executive management of the operators who we understand have mandated that a solution to network management will be accomplished by mid 2008. Operational management must provide the solutions to implement that directive from executive management. As a result of this mandate for a solution to network management, we believe the decision to utilize the Opticon Network Manager software will be put on a fast track at many firms, at the point we are able to market and support the R3 version. The challenge we expect to face is to ramp up our capacity to market to and service the needs of these potential customers, some of whom are huge telephone companies and cable system operators.

The network management system is the key management tool in any optic fiber-based network. We believe the following criteria will be important in the review of our products:

- The degree to which any solution meets the user's needs.
- The ability of the user to modify any solution to meet internal needs.

- The ability of any solution to communicate with the user's existing systems.
- The ability of the vendor to technically support the solution.
- The ability of the vendor to provide services that will be needed to implement the solution.

We believe we can satisfy the first three of these criteria. Although we do not currently have the resources to compete with Lucent and others, we believe we have some advantages in that (a) our consulting team (who are expected to join management on a full time basis in the event we obtain funding) has over eight years of experience in this specific field where the RBOC’s have little, if any experience and (b) the Opticon Network Manager software has already been installed on over 150 fiber optic systems that were and many may still be operational and provide a resource to show actual performance as opposed to projected performance.

Another of the challenges that we expect to face is the creation of a credible and mature services organization that will involve personnel who already have credibility in the RBOC community. We believe we have the ability to identify and recruit experienced professionals. These personnel will provide the basis for the Build, Operate and Transfer Model we will be proposing to the RBOC’s. The Build, Operate and Transfer Model is common in the service provider marketplace. Our service model can be fixed-price based or time-and-materials based and is preferred when deploying new technologies or entering new markets.

In the build phase of the model - we will secure all of the hardware and software to meet the needs of the project:

1.	We will install the hardware in the facilities designated in the statement of work.
2.	We will manage the process of building the data needed for the project.
3.	We will create and manage the process of collecting and validating the data.

Then, we will manage the operations:

1.	We will create the organizational structure and appropriate job definitions for the operations center (this includes all management structure).
2.	We will assist in the selection of staff from internal or external sources.
3.	We will train all staff on the solution.
4.	We will help establish the performance metrics and best business practices for the center.
5.	We will manage the operational process until the customer is satisfied that the center is fully operational.

Once the network management center is operating to the customer's satisfaction, we will transfer the operation to the customer.

Other organizations that we expect to compete with may already have the professional services organization, but we believe they do not have the solution or the operational knowledge.

Our Business Strategy

To our knowledge, the Opticon Network Manager software provides the only available network management system that solves fiber optic system service and provisioning issues at a cost comparable to a copper wire cable system. We believe that network management systems are "core" systems. In general, a core system is acquired from a single vendor and is deployed network-wide by a service provider.

In addition, the decision of the Federal Communications Commission in March 2004 declaring the "last mile in fiber" (that is the cable from street to the user's home or premises) will to be a "private asset". What this means is that this "last mile" is not required to be shared on a discount basis with competing service providers.

As a result of these factors, core system and "last mile" decisions, we believe a strong demand for the Opticon Network Manager software exists and will grow in the short term. We believe our business strategy of concentrating on the fault isolation, detection and correction and the capacity planning element of being able to inventory and manage the dark fiber, as well as the active and inactive fiber, addresses the existing need and a growing demand. Based on our estimated comparisons of maintaining fiber optic network systems with and without the OptiCon Network Manager and information about the costs of maintaining copper wire cable systems, we believe the OptiCon Network Manager software can reduce maintenance costs by as much as four fold bringing it in line with the maintenance cost of copper wire cable systems.

We have a single focus on development and sales of and service and support for the Opticon Network Manager software. We understand that Corning Cable, in contrast, spread responsibilities for the Opticon Network Manager software over a number of departments in a loosely organized structure with externally imposed and arbitrary operational constraints. We understand Corning Cable restricted the selling of the Opticon Network Management software to MSOs, while ignoring the rest of the potential user categories.

In April 2006, we appointed Marketing Solutions International, Inc. as our non-exclusive agent to sell our Opticon Network Manager software to customers in Europe and the Arabian peninsula on a best efforts basis. The appointment is for one year, and automatically renews for an additional six months, unless terminated by either party in writing thirty days prior to the expiration of the initial term. MSI will receive a commission of ten percent of amounts collected for sales it facilitates. We do not intend to restrict MSI to the territories identified in the agreement, but to permit it to market worldwide. At the date of this amended registration statement, MSI has informed us that they intend to market the Opticon Network Manager software in India, Pakistan, England, Norway, Germany, Cameroon and Gabon. No sales have been made under the agreement. Information about MSI can be found on the Internet at www.marketingsolutionsintl.com.

In September 2006, we entered into a one-year Joint Distribution Agreement with Anritsu Corporation of Japan. Under this agreement we grant to Anritsu and Anritsu grants to us the non-exclusive right to sell to our respective end-user customers a remote fiber test system that is comprised in part or in whole of Anritsu’s remote test units (RTU). Our agreement with Anritsu terminates next month and will not be renewed. No sales have been made under the agreement.

Our Intellectual Property and Its Protection

Our intellectual property consists of all of Corning Cable's intellectual property related to the Opticon Network Manager software. Our rights by purchase in our intellectual property are equivalent to that of any developer or creator of intellectual property. We have exclusive ownership of the Opticon Network Manager software, with the exclusive right to license it to others. See, “Licensing of the Opticon Network Manger Software by Corning Cable” and “What We Purchased From Corning Cable”. Corning Cable's existing licenses to use the Opticon Network Manager software do not have any impact on our right and title to Opticon Network Manager software. Those licenses are analogous to selling copies of a book, which have no impact on the ownership of the copyright or intellectual property that is embodied in the book and the right to sell additional copies of the book.

We regard our Opticon software and its documentation as proprietary and the source code for the software as a trade secret. We intend to implement confidentiality procedures, contractual arrangements, physical security systems and other measures to protect our proprietary and trade secret information when be begin to hire employees.  As part of our confidentiality procedures, we plan generally enter into non-disclosure agreements with our employees, and our license agreement will include provisions for protection of our proprietary information. We also plan to educate our employees on trade secret protection and employ measures to protect our facilities and equipment. We plan to license the Opticon software under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the software.

We acquired the name Opticon and the design associated with it from FutureTech. The trademark was acquired by FutureTech from Corning Cable. The trademark is not registered. At the present time, two other companies have trademark registrations for "Opticon", one for bar code scanners and another for educational seminars in computer software. There is no assurance one of these companies, or others may not claim that our corporate and product name infringe their registered trademarks. We do not believe the success of our business is dependent upon our company name or trademark.

We do not have any issued patents and pending patent applications covering the Opticon R3 Network Manager Software. We may file applications for one or more patents, in the event we determine that features of the Opticon R4 system may be patentable.

Our Opticon software is protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary information. Neither we, nor to our knowledge Corning Cable, has filed a U.S. copyright registration. We may file a registration for the Optiocn R4 system when it is complete. We take measures to label our product with the appropriate proprietary rights notices, and we plan to actively enforce such rights in the U.S. and abroad. We believe that our ability to maintain and protect our intellectual property rights is important to the success of our business. Our intellectual property is at this time our only asset that will enable us to engage in our planned business. The measures for its protection described in this section may not provide sufficient protection, and our intellectual property rights may be challenged. Efforts to enforce our intellectual property rights in litigation, or defend suits brought against us for copyright infringement, which we do not have reason to expect, would be expensive and consume substantial amounts of our management’s time. Our ability to pursue remedies against persons who we believe may be infringing our intellectual property rights will depend on our financial condition from time to time.

Competition

Our competitions' OSS systems cannot provide, at the present time, most of the features and functionality of the Opticon Network Manager software.

The Opticon Network Manager software starts at a vastly different level of granularity compared to competing OSS suites. OSS suites are element managers, managing logical, not physical, network configurations. They manage the hardware (primarily, switches and routers) on the network and identify circuits by the hardware ports to which the fiber is hook up. We manage the physical network at the fiber strand level in the fiber optic cable. This is the reason we can inventory to the fiber strand level whether the strand is hooked up to a port or not. This is the reason why we can apply metrics to the cable and our competitors' OSS Systems cannot do so at the present time. OSS suites are dealing with a logical representation of the network based on the equipment on the network. We are dealing with the physical characteristics of the network.

We compete against a number of companies who provide OSS/network management solutions. Those companies presently provide only a small part of the solution that must be integrated by the user into a total solution, or the competitor's solution was built for a copper network and doesn’t have the capabilities to provide effective management of a fiber optic system.

Telcordia is our only competitor in the core RBOC marketplace. Telcordia supports the wireline (copper) system as it exists today in the ILEC/RBOC marketplace. It does not support a fiber optic system. It is IBM Mainframe based, written in COBOL, has a very difficult time interfacing with the present legacy systems and is extremely structured and procedural. We believe Telcordia would have to design and write any support program for fiber optic cable systems from scratch. What is now known as Telcordia was actually the software development arm of AT&T prior to the breakup of the Bell System. They were chartered to build the network management systems for the core network. We believe that Telcordia by culture and by the nature of their technological pool of talent is not positioned to create an operational fiber optic management system in the three-year time frame required by the RBOCs.

We provide the only solution that we are aware of that can provide support across the fiber optic life cycle and has the scalability to meet the operational needs of the RBOC community. Once a fiber optic cable system operator selects a solution for their core network we believe it will be unlikely the will revisit the solution selection unless it fails. Once we make a sale, we expect recurring revenues from annual licensing fees and sales of maintenance and technical support.

We believe that none of our competitors can match our reliability and economic viability in a fiber optic environment. They all believe that a two dimensional (GIS) or logical (OSS) solution can provide the appropriate support level. We believe they are mistaken, as their products were developed for the MSO that has not had to deal with the QoS issues associated with providing telephone service. Based on the length of time we understand that it took Corning Cable to develop the R4 system to the seventy-fiver percent completion point, we believe that it will take any potential competitor starting from scratch thirty to thirty-six months to field a system to compete with the OptiCon system. We believe the market requires delivery of this solution in less than thirty-six months.

Our Employees

At the date of this amended registration statement, we have no full-time and two part-time executive employees. Also, Jeffrey A. Hoke and Jacques Laurin, both current or former Corning Cable employees, are providing consulting services and are expected to join us on a full-time basis when we have funding at a minimum level of $1,000,000.. Also, if we are successful in obtaining this minimum funding amount and licensing the Opticon Network Manager software to at least ten customers, of which there is no assurance in either case, we expect to have a need to employ a total of forty-four personnel in the following positions:

Individual Employees	Departments and Functions
President and Chief Executive Officer	Human Resources Department (2)
Chief Financial Officer	Accounting Department (2)
Chief Technical Officer	Sales Department (5)
Senior Vice President of Sales	Development Programmers (6)
Senior Vice President for Professional Services	Training (3)
Vice President of Development	Professional Services (7)
Director of Systems Engineering	System Engineers (5)
Chief Technical Officer	Administration (4)
Information Technology

The numbers in parenthesis following certain positions indicate the number of personnel in the respective position.

RISK FACTORS

An investment in our common stock involves a high degree of risk. Therefore, if you are considering buying our common stock, you should consider all of the risk factors discussed below, as well as the other information contained in this registration statement. You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing in order to pay your monthly expenses.

FORWARD LOOKING STATEMENTS

 This annual report contains forward-looking statements which involve risks and uncertainties. Those statements appear in a number of places and include statements regarding our intent, plans for future activities, belief and current expectations and those of our directors and management with respect to, among other things: (i) implementation of our business model; development and marketing of our products and services and (ii) prospects for revenues and profitability. The use of words, such as plan, intent, belief, expectation, anticipation and other similar words and the use of the future tense all indicate forward-looking statements. Forward-looking statements also relate to any event which is to occur in the future. Prospective purchasers of our common stock are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those suggested by or projected in the forward-looking statements as a result of various factors, many of which are beyond our control.

WITHOUT MINIMUM FUNDING OF $5 MILLION AND ADDITIONAL FUNDING OF UP TO $20 MILLION, WE MAY NOT BE ABLE TO ESTABLISH, MAINTAIN AND GROW OUR BUSINESS.

At the date of this annual report, we do not have the funding we require to maintain our business. Failure to raise additional debt or equity funding would prevent us from completing development of the Opticon R4 system and possibly cease operations. There is no assurance that we will be able to obtain sufficient debt or equity funding, or that the terms of available funding will be acceptable to us.

WE HAVE NOT BEGUN TO MARKET THE OPTICON SYSTEM, HAVE NOT MADE ANY SALES OR EARNED ANY REVENUES AND HAVE NO CUSTOMERS, AND OUR NEXT-GENERATION SOFTWARE IS NOT COMPLETE

We have not begun any marketing, have not made any sales and have no customers. There is no assurance we will be able to sell licenses to our Opticon Network Manager software and sell related service contracts. If we are not able to do so, we will be unable to remain in business. Our next-generation Opticon R4 software is approximately seventy-five percent complete and cannot be marketed in its current state of development.

WE DO NOT HAVE ANY PERSONNEL WITH PRIOR EXPERIENCE IN OUR BUSINESS, WHICH MAY HINDER OUR SUCCESS

At the date of this amended registration statement, we do no have any employees who have prior experience with our business. Accordingly, we may be unable to achieve success in our business.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT

Trading in our securities is expected to be subject, at least initially, to the "penny stock" rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions, none of which apply to our common stock. These rules require that a broker-dealer who recommends our common stock to persons other than its existing customers and accredited investors, must, prior to the sale:
- Make a suitability determination prior to selling a penny stock to the purchaser;
- Receive the purchaser's written consent to the transaction;
- Provide certain written disclosures to the purchaser;
- Deliver a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market;
- Disclose commissions payable to both the broker-dealer and the registered representative; and
- Disclose current quotations for the common stock.

The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY AND YOU MAY FIND IT DIFFICULT TO SELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID FOR THEM

We do not know the extent to which the market for our shares of common stock may be volatile. Therefore, your ability to resell your shares may be limited. Actions or announcements by our competitors and economic conditions, as well as period-to-period fluctuations in our financial results and other factors, may have significant effects on the price of our common stock and prevent you from selling your shares at or above the price you paid for them.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive office and computer center is now located in an "office suite" under an annual lease, beginning August 1, 2007, at a monthly rent of $625. Our lease provides us with one office of approximately500 square feet and reception services, as well as, access as needed to a conference room and office support services.

We have identified a facility with a total of 75,000 square feet available in increments of 12,500 square feet at a current rate of $20 per square foot. In conjunction with a three-year lease, the landlord will transfer title of all furnishings now in the premises (it is fully furnished) to us. This 12,500 square feet of space should meet our needs for the first year and the building owners have advised us that they are willing to give us a right of first refusal on an additional 50,000 square feet. We have not entered into a lease for this facility and have no assurance it will be available to us when we are prepared to lease office space. Our leasing of this or any other location for our offices will depend upon funding. See "Management's Discussion and Analysis" for a discussion of our funding needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not engaged in any legal proceedings at the date of this registration statement and are not aware of any claims, demands or threats of litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters for vote on or approval by its stockholders during the last quarter of our fiscal year ended June 30, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public market for our common stock at the date of this annual report. Hathaway has declared a dividend in kind to its stockholders of record on February 19, 2007, consisting of all 33,544,858 shares of our common stock which it now owns. Hathaway's stockholders will receive one share of our common stock for each 2 shares of Hathaway's common stock they owned on the record date. Fractional shares, if any, will be rounded to the next whole share. The distribution is expected to occur soon after the filing of this annual report. We have been advised by the NASD (now, FINRA) that purchasers of Hathaway shares in the public market after the record date and the ex-dividend date (the "due bill" period) will receive the dividend in our shares based on the Hathaway shares they own on the ex-dividend date. The NASD will set the ex-dividend date at the time we advise it that all the elements in the next paragraph have been satisfied.

We have reviewed Staff Legal Bulletin No. 4, issued by the Division of Corporation Finance of the SEC. According to the bulletin, stock distributed as a dividend (a "spin-off") must satisfy all of the following five elements if it is not registered under the Securities Act of 1933 and does not carry a restrictive legend:
- The parent (Hathaway) shareholders do not provide consideration for the spun-off shares.
- The spin-off (dividend) must be pro rata.
- The parent must provide adequate information to its shareholders and the trading markets.
- There must be a valid business purpose for spin-off
- If the parent spins-off "restricted securities," the parent must have held those securities for at least two years.

We believe that the circumstances surrounding the distribution of our common stock as a dividend satisfies each of the above elements, including business purpose which is to establish us as a corporation separate from Hathaway for the purpose of obtaining funding for our operations. Accordingly, we believe our common stock after the distribution will not be "restricted" stock within the meaning of Rule 144 under the Securities Act of 1933, provided that the shares received by Mr. Talari and FutureTech will be restricted stock (as required by the Staff Legal Bulletin No. 4) and the certificates therefore will have a restrictive legend. Mr. Talari and FutureTech will be required to hold our stock for at least one year before any of it can be sold into the public market in compliance with the requirements of Rule 144, unless it is registered under the Securities Act of 1933.

We do not have a trading symbol on the date of this amended registration statement. The issue of a trading symbol is in the discretion of the National Association of Securities Dealers, Inc., which we believe it will not favorably expercise until the Commission's staff has no further comments on our registration statement of which this is the second amendment. We have engaged Spartan Securities Group, Inc., a securities broker-dealer, to apply on our behalf for a trading symbol.

FEDERAL INCOME TAX TREATMENT OF THE DIVIDEND DISTRIBUTION

Hathaway does not have any current or retained earnings for federal income tax purposes. Therefore the Hathaway stockholders who receive our stock as a dividend will not incur any taxable income. However, the value of our stock for tax purposes (which we have not determined) may reduce the basis any stockholder has in his or her Hathaway stock. We are not obtaining an opinion of tax counsel covering the tax treatment described above.

Our Stockholders

At the date of this annual report, we have only one stockholder - Hathaway. Following the anticipated distribution of our common stock by Hathaway as a dividend to its stockholders, our common stock will be owned of record and beneficially by approximately 400 individual holders.

Dividends

We have never paid a cash dividend or a stock dividend. We intend to keep future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Our board of directors has the sole authority to declare dividends.

Transfer Agent

We have engaged Island Stock Transfer, Inc. to serve as our stock registrar and transfer agent. Island's address is Suite 104N, 100 Second Avenue South, St. Petersburg, Florida 33701.

Recent Sales of Unregistered Securities

The following tables set forth information about our unregistered sales of securities during the fiscal year ended June 30, 2007.

Date	Title of Security	Amount	Purchaser	Price	Exemption
2007	Common stock	1,982,358	Hathaway Corporation (1)	"dividend"	Section 4(2)
2007	Common stock	350,000	J. Marshall Batton (2)	Settlement	Section 4(2)
2007	Common stock	350,000	Douglass W. Wright (2)	Settlement	Section 4(2)

(1) Dividend distributed to maintain the ratio of one share of our stock for each two shares of Hathaway's stock in the dividend distribution to be made by Hathaway to its stockholders.
(2) Issued in settlement of deferred compensation and in cancellation of right to maintain a four percent ownership level at any time our issued and outstanding common stock exceeded 100 million shares.

We have agreed to issue Jackson L. Morris, our securities counsel, 50,000 shares of our common stock in partial payment of his legal fees pursuant to a registration statement on Form S-8, to be filed.

We did not pay and no one acting on its behalf or to our knowledge paid any commissions or other compensation with respect to the sale of any of the shares listed in the tables above. Messrs. Batton and Wright agreed to accept our common stock in settlement of a provision of their employment agreements that continued after termination of the agreements on July 31, 2007. Both individuals were thoroughly familiar with our proposed business in their positions as directors and executive officers. Mr. Morris agreed to accept our common stock in partial payment after he became thoroughly familiar with our proposed business in the course of rendering services to us as our securities counsel. None of these transactions involved a public offering. A legend was placed on each certificate that has been issued, prohibiting public resale of the shares, except subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or in compliance with Rule 144. We claim exemption from the registration requirement of the Act by reason of Section 4(2) of the Act and the rules and regulations there under, on grounds that none of the sales listed above involve a public offering within the meaning of the Act. Furthermore, although the value of the shares we have issued and agreed to issue is uncertain, we believe we may also rely on Rule 504 under Regulation D as an exemption from registration.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Significant accounting policies and estimates.

Our significant accounting policies are more fully described in Note 1 to the financial statements. However, certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on knowledge of our industry, historical operations, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

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

Stock Based Compensation - We record stock base compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which provides for the use of a fair value based method of accounting for stock-based compensation. However, we record the compensation cost for stock options granted to employees using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted over the amount the employee must pay to acquire the stock. We have elected to account for employee stock options using the intrinsic value method under APB 25, however, under SFAS 123 we are required to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $3,579 in cash at June 30, 2007, and $145,357 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes our cash and credit line will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We believe full implementation of our plan of operations and completion of development of the R4 system will cost approximately $5 million. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

We do not have any ongoing discussions, arrangements, understandings, commitments or agreements for additional funding. We will consider equity funding, either or both of a private sale or a registered public offering of our common stock; however, it seems unlikely that we can obtain an underwriter. We will consider a joint venture in which the joint venture partner provides funding to the enterprise. We will consider debt financing, both unsecured and secured by a pledge of our technology. As noted above, we may be forced to cease operations without additional funding, after our limited cash and line of credit with Mr. Talari are exhausted.

Our Marketing Plan

The first phase in our plan of operations, subject to adequate funding, will be implementation of our sales and marketing plan. We plan to initially contact those companies to which Corning Cable licensed the Opticon Network Manager software to offer maintenance and professional services with respect to the R3 software they continue to utilize. Since Corning Cable stopped supporting the R3 software, these companies have been without a means to maintain and support the software. We would able to provide them with seamless integration with other programs or newer version of programs being used, and provide them with full maintenance and support.

We also plan to begin marketing to the MSO (cable companies) market. In parallel with this activity we plan to contact the seven consulting firms servicing the ISO market. These firms act as a technical staff for this market, as it is too costly for the individual ISOs to keep a full time technical staff. The consulting firms also provide strategic technical analysis for this market segment as the ISOs do not have the resources or staff to provide this function on their own.

Product Research and Development

Our OptiCon R4 software system is still under development and not ready for commercial licensing; we estimate it is seventy-five percent complete. We have budgeted $2.2 million to complete the development of the R4 system. We do not have financial or other resources to undertake this development. Without additional funding sufficient to cover this budgeted amount, we will not have the resources to conduct this development.

We anticipate that as funding is received, of which there is no assurance, we will begin hiring the appropriate technical staff who will be able to handle support requirements for this market segment. We anticipate a need for up to forty-four employees by the end of the first year of full operation after funding. The number of employees we hire during the next twelve months will depend upon the level of funding and sales achieved.

Funding

To support our activities and provide the initial sales and support for entry into the large service provider and cable company marketplace, as noted above, we will require an initial investment of approximately $5 million. We expect this level of funding to carry us into the MSO and ISO marketplaces and provide the capital necessary to complete the development of OptiCon R4 system, our next generation product which is not now ready for commercial licensing. The following table depicts the areas of development, assuming attainment of different level of funding.

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

Our previous efforts to secure funding have been unsuccessful.

On October 8, 2004, we engaged Abacus Capital, LLC to be our non-exclusive agent, on a best efforts basis, to obtain equity or other funding acceptable to us and to identify acquisition targets, joint venturers and strategic partners.  We have given verbal notice of cancellation for non-performance, but do not have a current address for Abacus to which to send a written notice. We agreed to pay Abacus a monthly retainer of $10,000 beginning with the first funding, which has never occurred, and a success fee ranging between two and ten percent (less retainer paid), depending upon the amount of the funding, plus common stock purchase warrants exercisable for two years in an amount equal to two percent of the cash fees based on the selling price of the common shares on the public market as of the day of closing of any transaction. We also agreed to issue Abacus non-restricted common shares equal to twenty percent of our issued and outstanding common stock upon acceptance of a minimum of $500,000 in aggregate consideration or upon acceptance of an agreement to merge with a target introduced to us by Abacus. Abacus has not performed any services which entitle it to compensation under the agreement or provided us with any funding.

We engaged Bentley Securities Corporation beginning November 11, 2005 as our exclusive financial advisor and placement agent on a best efforts basis to arrange equity funding or other financing or commitments for financing as we deem appropriate. We terminated the agreement for non-performance on September 30, 2006. During the year the agreement was in force, we paid Bentley's principals a non-refundable retainer aggregating 54,678 common stock purchase warrants exercisable at $1.10 per share (which were recorded as compensation in the aggregate amount of $34,499) and were obligated to pay Bentley a success fee in cash equal to 6.5 percent of any total gross financing it arranged. As of June 30, 2006, the Company issued 10,839 warrants to the principals of Bentley, and recorded compensation for services in the amount of $17,999. We also agreed to indemnify and hold harmless Bentley from losses, claims, damages, expenses, actions, proceedings or investigations, or threats thereof based upon, relating to or arising out the agreement, unless such losses, etc., were the result of Bentley's willful misconduct, bad faith or gross negligence.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended June 30, 2007 and 2006, we incurred a net loss of $724,534 and $656,885 respectively. Of this loss, $643,053 and $646,358, consisting of depreciation ($2,222 and $1,853) and deferred compensation to our officers ($565,500 and $638,500), as well as expensing of consulting expenses ($16,499 and $17,999) resulting from the issuance of our warrants, (and net of $25,780 and $92,332 allocated to software development costs) did not require the use of cash. Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $81,481 and $10,527 respectively.

For the period from October 22, 2004 (date of inception) through June 30, 2007, we incurred an aggregate loss of $1,402,416. Of this loss, $1,405,408, consisting of depreciation ($4,075), deferred compensation to our officers ($1,096,750), and issuance of common stock in exchange for services ($50,498) resulting from the issuance of our warrants, ( and net of $113,112 allocated to software development costs) did not represent the use of cash. These changes plus others brought the total cash used in operations to $97,008.

On September 6, 2005, we obtained a loan commitment from Mr. Talari, one of our director and controlling person in the aggregate amount of $350,000 under a master promissory note, due on demand, with interest at the rate of five percent per annum. We have been receiving advances on this note on an as needed basis and have drawn $204,643 as of June 30, 2007, and have effectively a line of credit outstanding of $145,357 available to us on an as needed basis.

As of June 30, 2007, we had $3,579 in cash with which to satisfy our cash requirements for the next twelve months, along with $145,357 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.

At June 30, 2007, we had no contractual obligation or material commercial commitments for capital expenditures.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of OptiCon Systems, Inc.

We have audited the accompanying balance sheets of OptiCon Systems, Inc. as of June 30, 2007, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OptiCon Systems, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net stockholders' deficit as of June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

Tampa, Florida
October 15, 2007

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Balance Sheets

	June 30,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$3,579	$1,386
Total current assets	3,579	1,386

Property and equipment, net	3,869	5,096
Intangible assets, net	213,112	187,332
Other assets	-	1,356

Total assets	$220,560	$195,170

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$27,404	$2,680
Accrued expenses	1,243,838	623,826
Loan payable - related party	196,197	107,550
Total current liabilities	1,467,439	734,056

Stockholders’ Deficit
Preferred stock, $.001 par value 50,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 250,000,000 shares authorized, 31,612,500 issued and outstanding	31,612	31,612
Additional paid-in capital	123,886	107,387
Deficit accumulated during the development stage	(1,402,377)	(677,885)
Total stockholders’ deficit	(1,246,879)	(538,886)

Total liabilities and stockholders' deficit	$220,560	$195,170

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Operations

			Period October
			22, 2004
	For theYear Ended		(inception) to
	June 30,		June 30,
	2007	2006	2007
			(unaudited)

Net sales	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses
Salaries and benefits	642,000	638,500	1,280,500
Taxes and licenses	15,072	31,922	46,994
Consulting services	5,999	43,499	70,498
Other general and administrative	13,243	32,194	45,437
Allocable software costs	(22,779)	(92,332)	(115,111)
Legal and accounting	62,863	-	62,863
Operating income (loss)	716,398	653,783	1,391,181

Non operating income (expense)
Interest expense	(8,094)	(3,304)	(11,398)
Miscellaneous income	-	202	202
	(8,094)	(3,102)	(11,196)

(Loss) from operations before income taxes	(724,492)	(656,885)	(1,402,377)

Provision for income taxes	-	-	-
Net income (loss)	$(724,492)	$(656,885)	$(1,402,377)

Net (loss) per share
Basic	$(0.023)	$(0.022)	$(0.058)
Diluted	$(0.023)	$(0.022)	$(0.058)

Weighted average common shares outstanding
Basic	31,612,500	29,811,021	24,101,964
Diluted	31,612,500	29,811,021	24,101,964

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Deficit

				Accumulated
				Deficit During
				the
	Common		Additional	Development
	Shares	Stock	Paid-in Capital	Stage	Total
Balance at October 22, 2004	-	$-	$-	$-	$-
Issuance of common shares in exchange for organization efforts	4,817,143	4,817	11,183	-	16,000
Issuance of common shares in exchange for services	1,505,357	1,505	3,495	-	5,000
Net (loss)	-	-	-	(21,000)	(21,000)
Balance at June 30, 2005	6,322,500	6,322	14,678	(21,000)	-
Issuance of common shares in exchange for Opticon software and other assets	25,290,000	25,290	74,710	-	100,000
Issuance of common stock purchase warrants in exchange for services	-	-	17,999	-	17,999
Net (loss)	-	-	-	(656,885)	(656,885)
Balance at June 30, 2006	31,612,500	31,612	107,387	(677,885)	(538,886)
Issuance of common stock purchase warrants in exchange for services	-	-	16,499	-	16,499
Net (loss)	-	-	-	(724,492)	(724,492)
Balance at June 30, 2007	31,612,500	$31,612	$123,886	$(1,402,377)	$(1,246,879)

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the Period
			October 22, 2004
	For the Years Ended,		(inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
			(Unaudited)
Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(724,492)	$(656,885)	$(1,402,377)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,222	1,853	4,075
Issuance of common stock in exchange for services	16,499	17,999	50,498
Change in working capital components:
Accounts payable	24,724	-	27,404
Accrued expenses	620,012	626,506	1,243,838
Income taxes (net)	-	-	-
Net cash (used) by operating activities	(61,035)	(10,527)	(76,562)

Cash Flows From Investing Activities
Purchase of property and equipment	(995)	(1,949)	(2,944)
Capitalization of software development costs	(25,780)	(92,332)	(113,112)
Decrease in other assets	1,356	(1,356)	-
Net cash (used) in investing activities	(25,419)	(95,637)	(116,056)

Cash Flows From Financing Activities
Loan payable – Related party	88,647	107,550	196,197
Net cash provided by investing activities	88,647	107,550	196,197

Net increase (decrease) in cash and cash equivalents	2,193	1,386	3,579

Cash And Cash Equivalents
Beginning of period	1,386	-	-

End of the period	$3,579	$1,386	$3,579

SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID:
Interest paid for the period	$-	$-	$-
Income taxes paid for the period	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for software and other assets	$105,000	$-	$105,000

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2007 and 2006 and the Period October 22, 2004
(Date of Inception) through June 30, 2007 (Unaudited)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies

The nature of the business and a summary of the significant accounting policies in conformity with accounting principles generally accepted in the United States of America, and consistently applied in the preparation of the accompanying financial statements are as follows:

(a) History of the Company

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

(b) Development Stage Enterprise

Since its inception, the Company has been in the development stage, dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed, and acquired from Corning Cable System, Inc. through a related company, FutureTech Capital, LLC ("FutureTech"). The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while developing its customer base and establishing itself in the marketplace

The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement the Company’s business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations.

(c) Basis of Accounting

The Company maintains its financial records and financial statements on the accrual basis of accounting, in conformity with generally accepted accounting principles in the United States of America. The accrual basis of accounting provides for matching of revenues and expenses in the period they were earned and incurred.

(d) Revenue Recognition

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

(e) Cash and Cash Equivalents

As of June 30, 2007 and 2006, the Company had cash of $3,579 and $1,386 respectively with which to satisfy any future cash requirements. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or designated for assets acquisitions, and certificates of deposit that have an original maturity of three months or less when purchased, to be cash equivalents.

(f) Fair Value of Financial Instruments

The carrying amount of cash equivalents, trade payables and loan payable approximates their respective fair value at June 30, 2007 and 2006 because of the short maturity of these instruments.

(g) Property and Equipment

Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2007 and 2006.

(h) Capitalized Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization begins when the product is available for release to customers. Software development costs will be amortized based on the estimated economic life of the product. Capitalized software costs at June 30, 2007 and 2006 amounted to $213,112 and $187,332 respectively.

(i) Impairment of Intangible Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value. Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, 2007 and 2006.

(j) Stock Based Compensation

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the years ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the years ended June 30, 2007 and 2006 was $16,500 and $17,999 respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the years ended June 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided. As stock-based compensation expense recognized in the Statements of Operations for the years ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

(k) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l) Income Taxes

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

(m) Advertising Costs

Advertising costs are charged to operations as incurred.

(n) Earnings (Loss) Per Share

Basic EPS is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

Based on an estimated current value of the Company’s stock being equal to or less than the exercise price of the warrants, none of the shares assumed issued upon conversion of the warrants, nor any of the stock assumed issued under the Company's 2004 Non statutory Stock Option Plan, are included in the computation of fully diluted loss per share, since their inclusion would be anti-dilutive.

(o) Impact of Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. SFAS No. 155 does not impact the Company’s results of operations and financial position.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  At this time, we have determined that FIN 48 does not affect the Company’s overall results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on the Company’s result of operations and financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB No. 108), Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.  SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment.  SAB No. 108 is effective for the Company’s June 30, 2007 financial statements.  The adoption of SAB No. 108 does not impact the Company's financial statements.

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

2. Going Concern

For the year ended June 30, 2007, the Company incurred a loss of $724,534. For the period October 22, 2004 (date of inception) through June 30, 2007, the Company incurred a cumulative net loss of $1,402,419. At of June 30, 2007, the Company had negative working capital of $1,463,902, and $3,579 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its parent company, and its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict

3. Purchase of Assets

On August 19, 2004, the Company entered into an agreement with FutureTech to purchase all rights title and interest in the OptiCon Network Manager, a fiber optic network management software system, certain computer equipment and the OptiCon trademark (“Acquired Assets”) in exchange for the issuance of 84,000,000 shares (25,290,000 shares after the reverse stock split of April 4, 2006) of its common stock. After the exchange, FutureTech owned eighty-four percent of the Company's issued and outstanding common stock. At the time of the agreement, FutureTech did not own the Acquired Assets. The Agreement became effective upon FutureTech consummating an agreement to purchase the Acquired Assets from Corning Cable Systems, LLC. On July 26, 2006, FutureTech consummated an agreement with Corning Cable Systems, LLC for the acquisition of the Acquired Assets in exchange for $100,000 in cash.

The Company recorded the purchase of the Acquired Assets at $100,000, in accordance with SFAS No. 153 - Exchanges of Non-monetary Assets, and SEC Staff Accounting Bulletin No. 48 Topic 5-G, which generally requires that non-monetary assets exchanged by promoters or shareholders for all or part of a company’s common stock be recorded at the transferor’s historical cost basis determined under generally accepted accounting principles. The purchase price was allocated as follows:

OptiCon fiber optic management software	$89,000
Computer equipment	5,000
Collateral documentation related to the software	5,000
Trademarks	1,000
$100,000

4. Intangible Assets

Intangible assets consist of the following at June 30, 2007 and 2006 are summarized as follows:

	2007	2006

Opticon fiber optic management software	$212,112	$186,332
Trademarks	1,000	1,000
	$213,112	$187,332

On July 26, 2005, the Company purchased the OptiCon Network Manager software system from FutureTech for $100,000, consisting of version R3 and R4. At the time of the purchase, the software system was out of date and had to be updated and integrated with current business software systems, before it could be distributed to customers. During the years ended June 30, 2007 and 2006, the Company allocated direct labor costs, and indirect costs and expenses of $22,779 and $92,332 respectively, relating to this effort. The development of R3 software system was completed during the quarter ended December 31, 2006, and is available for distribution to customers, although no sales have been made. Amortization of the capitalized software costs will begin when the software is actually sold to customers. At June 30, 2007, the R4 software system was not yet completed.

5. Accrued Expenses

Accrued expenses at June 30, 2007 and 2006 were as follows:

	2007	2006

Accrued Salaries	$1,096,750	$531,250
Accrued Vacations	80,500	38,500
Payroll Tax Liabilities	53,190	38,272
Accrued Consulting	-	10,500
Accrued Interest	11,398	3,304
Other accruals	2,000	2,000
	$1,243,838	$623,826

6. Related Parties Disclosures

(a) Accrued Salaries – Officers and Director

The Company accrued compensation payable under employment agreement with J. Marshall Batton, its former president, Douglass D. Wright, its former senior vice president of sales, and Mr. Saeed Talari, one of the Company’s directors in the aggregate amount of $50,000 per month, based on their respective employment agreements commencing August 1, 2005. As of June 30, 2007 and 2006, the accrued compensation amount, net of actual payments of $34,500 and $68,750 was $1,096,750 and $531,250 respectively. As of June 30, 2007 and 2006, the Company also accrued vacation pay to these three individuals, under their employment agreements, in the amount of $80,500 and $38,500 respectively. These agreements terminated July 31, 2007, and were not renewed.

(b) Loan from Related Party

On September 6, 2005, Mr. Talari, one of the Company’s directors agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually. At June 30, 2007 and 2006, the outstanding amount of the loan was $204,643 and $107,550 respectively. The Company also accrued interest on this loan in the amount of $11,398 and $3,304 at June 30, 2007 and 2006 respectively.

Mr. Talari has the option to convert any part of the principal and/or interest outstanding into the Company’s common stock at a thirty percent discount of the last five (5) days’ average bid price, once the Company becomes fully reporting and trading in a national market.

7. Stock Issuances

During the period October 22, 2004 (inception) to June 30, 2005, the Company issued 4,817,143 and 1,505,357 respectively of the Company's common shares (post split) to its founders in exchange for organizing efforts and services. The estimated value of the services was $16,000 and $5,000, respectively.

On July 26, 2006, the Company issued 25,290,000 shares (post split) of the Company’s common shares to FutureTech in exchange for the OptiCon Network Manager software originally developed, and acquired from Corning Cable System, Inc. by FutureTech along with other assets. The value of the software and other assets was recorded based on the original cash purchase price of $100,000 paid by FutureTech.

These shares were exchanged for 105,000,000 of Hathaway Corporation common stock (See Note 10).

8. Stock Options and Warrants

On December 2, 2005, the Company granted Series A Warrants to two unrelated individuals, (see “Bentley Securities Agreement”), to purchase 69,000 shares, of which 36,000 shares were subject to the 1-for-.30107143 reverse stock split of April 4, 2006, at an exercise price of $1.10 per share ($3.65 after the reverse stock split). All of the Warrants expire on November 11, 2011. All of the Warrants granted during the year were non-qualified fixed price warrants.

The following table summarizes the activity related to the stock purchase warrants for the years ended June 30, 2007 and 2006 and for the period from October 22, 2004 (inception) to June 30, 2007:

Weighted Average
	Shares		Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at October 22, 2004	-	-	-	-	-	-
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Canceled or expired	-	-	-	-	-	-
Outstanding at June 30, 2005	-	-	-	-	-	-
Granted	10,839	-	$3.65	-	$1.73	-
Exercised	-	-	-	-	-	-
Canceled or expired	-	-	-	-	-	-
Outstanding at June 30, 2006	10,839	-	$3.65	$-	$1.73	$-
Granted	33,000		$1.10	$-	$1.73	$-
Exercised	-	-	-	-	-	-
Canceled or expired	-	-	-	-	-	-
Outstanding at June 30, 2007	43,839		$1.73	$-	$1.73	$-
Exercisable at June 30, 2005	-	-	$-	$-	$-	$-
Exercisable at June 30, 2006	10,839	-	$3.65	$-	$3.65	$-
Exercisable at June 30, 2007	33,000	-	$1.10	$-	$1.10	$-

Management has determined that it is not possible to reasonably estimate the grant-date fair value of the warrants because there is no market for the Company's stock, and none has been issued recently, and the Company was not been able to identify a similar publicly held company that can be used as a benchmark. Instead, the Company the expected price and range of the Company’s stock, and have assessed volatility at maximum. Using the Black-Scholes-Merton option pricing model, management has determined the warrants issued during the current year have a calculated value of $0.50 per share.

Total compensation costs associated with the warrants issued for the years ended June 30, 2007 and 2006 was $16,500 and $17,999 respectively, which was recognized over the service period. The following are the weighted average assumptions for warrants granted: Dividend rate of zero percent; risk-free interest rate of five percent; expected lives of five years; and expected price volatility of 400 percent.

9. Stock Option Plan

On October 22, 2004, the Company adopted a 2004 Non statutory Stock Option Plan (“Option Plan”) for the benefit of its key employees (including officers and employee directors), consultants and affiliates. The Option Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment.

The Board of Directors authorized 4,000,000 shares (1,204,186 shares after the 1-for-.30107143 reverse stock split on April 4, 2006) of the Company's common stock to be set aside, which may be issued under the Option Plan. As of June 30, 2007 and 2006, no shares have yet been issued under the Option Plan.

10. Stock Exchange Agreement

On July 29, 2005, the Company and all of its stockholders entered into an Stock Exchange Agreement (“Agreement”) with Hathaway Corporation (“Hathaway”), a publicly traded company, whereby the Company’s stockholders agreed to exchange 105,000,000 shares (31,612,500 shares after the reverse stock split) in exchange for 100 percent of the Company’s issued and outstanding common stock for 9,600,000 restricted common shares and 30,400,000 Preferred Series A shares of Hathaway, at which time, the Company became a wholly owned subsidiary of Hathaway. The preferred shares have a right of conversion and were converted into 30,400,000 shares of common stock.

The number of shares subject to the exchange of one share of Hathaway for 2.625 shares of the Company was determined based on the opening trading price of Hathaway of $1.05 per share.

According to the Agreement, Hathaway has the option to appoint the Company’s current officers as officers of Hathaway by assuming their duties and responsibilities in accordance with their respective employment agreements with the Company.

11. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended June 30, 2007 and 2006 or for the period October 22, 2004 (date of inception) through June 30, 2007.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30, 2007	Year Ended June 30, 2006	Period October 22, 2004 (date of inception) through June 30, 2007
Income tax benefit at statutory rate	$(246,327)	$(223,341)	$(476,808)
Increase (decrease) in income taxes due to:
State income taxes, net	-	-	-
Change in valuation allowance	246,327	223,341	476,808
All other	0	-	0
	$0	$0	$0

Net deferred tax assets and liabilities were comprised of the following:

	Year Ended June 30, 2007	Year Ended June 30, 2007	Period October 22 (inception) through June 30, 2007
Deferred tax asset (liability), current:
Accrued salaries	$372,895	$180.625	$372.895
Accrued vacation pay	49,330	17,783	49,330
Payroll tax liabilities	12,220	9,065	12,220
Valuation allowance	(434,445)	(207,473)	(434,445)
	$0	$0	$0
Deferred tax asset (liability), non-current
Net operating loss	$(187,692)	$16,148	$137,999
Property and equipment	(425)	(281)	(206)
Valuation allowance	188,117	(15,867)	(11,667)
	$0	$0	$0

The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2007 or 2006 based on uncertainties concerning the Company’s ability to generate taxable income in future periods. The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For financial statements purposes, the Company has accumulated losses of $1,402,419 from inception through June 30, 2007, which can be used to offset future income though 2021.

For income tax purposes the Company has available a net operating loss carry-forward of $125,891 from inception to June 30, 2007, which will expire, unless used to offset future federal taxable income through 2021.

12. Commitments and Contingencies

(a) Abacus Capital LLC Agreement

On October 8, 2004, the Company entered into an agreement with Abacus Capital, LLC (“Abacus”) whereby Abacus is to act as the Company's non-exclusive agent, on a best efforts method, to arrange equity capital or such other form of financing as the Company's deem appropriate, and/or to source an acquisition target, joint venturer or strategic partner.

The term of the agreement is for six months and is extended automatically for additional three-month period, unless it is terminated in writing.

The amount payable to Abacus is dependent upon which activity and the level of consideration, as defined in the Agreement ranges from two percent to ten percent with certain limitations. The Company agreed to pay Abacus a non-refundable retainer fee of $10,000 per month during the term of this Agreement, including extensions, commencing upon the first transfer of consideration to the Company. Cumulative retainer fees would be deducted from cash fees earned.

In addition, the Company agreed to issue Abacus common share warrants in an amount equal to two percent of the cash fees based on the selling price of the common shares on the public market as of the day of closing of any transaction. The warrants would have a two year term and be convertible to registered common shares.

The Company also agreed to issue Abacus non-restricted common shares equal to twenty percent of the Company’s issued and outstanding common stock upon acceptance of a minimum of $500,000 in aggregate consideration or upon acceptance of an agreement to merge with a candidate introduced to us by Abacus.

(b) Employment Agreements

J. Marshall Batton

On December 1, 2004, the Company entered into a two-year Employment Agreement with J. Marshall Batton, one of the Company's directors and its chief executive officer and president. The Agreement became effective August 1, 2005 and terminated July 31, 2007. The Agreement provides for (a) a base salary of $25,000 per month, (b) a signing bonus equal to one month salary, (c) a $2,000 per percentage point bonus (based on increase in monthly sales/corporate sales goal, as established by the Board of Directors, from the prior month), (d) four weeks vacation within one year the starting date, and (e) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

The Agreement provides the employee with the preemptive right to maintain an undiluted four percent interest in the Company's outstanding common stock, if the Company issues more than 30,107,143 shares of common stock (post split) by purchasing additional shares at $0.00033 per share (post split). This commitment survives the Agreement in perpetuity and can only be terminated by the voluntary resignation of the employee.

Subsequent to the end of the year, Mr. Batton agreed to relinquish his right to have this clause survive the termination of his agreement.

Douglass W. Wright

On December 1, 2004, the Company entered into a two-year Employment Agreement with Douglass W. Wright, one of the Company's directors and its senior vice president of sales. The Agreement is automatically extended for an additional one-year period without further action from the Company or the executive. The Agreement became effective August 1, 2005 and terminated July 31, 2007. The Agreement provides for (a) a base salary of $18,000 per month, (b) a signing bonus equal to one month salary, (c) a $2,000 per percentage point bonus (based on increase in monthly bookings/corporate booking goal, as established by the Board of Directors, from the prior month), (d) three weeks vacation within one year the starting date, and (e) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

The Agreement provides the employee with the preemptive right to maintain an undiluted four percent interest in the Company's outstanding common stock, if the Company issues more than 30,107,143 shares of common stock (post split) by purchasing additional shares at $0.00033 per share (post split). This commitment survives the Agreement in perpetuity and can only be terminated by the voluntary resignation of the employee.

Subsequent to the end of the year, Mr. Wright agreed to relinquish his right to have this clause survive the termination of his agreement.

Saeed ("Sam") Talari

On December 1, 2004, the Company entered into a two-year Employment Agreement with Mr. Talari, one of the Company's directors. The Agreement is automatically extended for an additional one-year period without further action from the Company or the executive. The Agreement became effective August 1, 2005. The Agreement provides for (a) a base salary of $7,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks vacation within one year the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

(c) Operating Leases

Since inception through August 2005, the Company was inactive and therefore did not require office space. On August 25, 2005, the Company entered into a 6-month lease agreement for office space at $1,813 per month, plus taxes and ancillary services. Since the termination of the lease, Mr. Batton, the president of the Company has provided office space at no cost to the Company.

Rent expense for years ended June 30, 2007 and 2006 and for the period October 22, 2004 (date of inception) through June 30, 2007 was $-0-, $13,458 and $13,458 respectively.

On August 1, 2007, the Company entered into a lease agreement for executive offices at a monthly rental of $625. The offices consist of approximately 500 square feet and reception services, and access to conference room and office support services.

(d) Agreement for Services

Bentley Securities Agreement

On November 11, 2005, the Company entered into an agreement with Bentley Securities Corporation (“Bentley”) whereby Bentley is to act as the Company's exclusive financial advisor and placement agent to use its best efforts to arrange equity capital or such other form of financing or commitments for financing as the Company's deem appropriate. The term of the agreement is for six months and is extended automatically unless it is terminated in writing. The Agreement was extended mutual consent and was terminated on August 31, 2006.

In the event that the Company closes a financing or financing commitment, within eightteen months after the termination of the agreement, with any investor introduced to the Company by Bentley, the Company agreed to pay Bentley the fees described below.

As compensation for Bentley’s services, the Company agreed to pay Bentley (1) a non-refundable retainer of 10,000 warrants to purchase its common shares for the first month, (2) 10,000 warrants for the next 2 months, and 6,000 for the next three months to purchase the Company’s common shares, and (3) a success fee in cash of 6.5% of the total gross financing or financing commitment arranged by Bentley. As of June 30, 2007 and 2006, the Company issued 10,839 and 33,000 warrants respectively to the principals of Bentley, and recorded compensation for services in the amount of $17,999 and $16,500 respectively.

(e) Others Agreements

Management Solutions International, Inc.

On April 25, 2006, the Company appointed Management Solutions International, Inc. (“MSI”) as the Company’s non-exclusive agent to sell the Company’s OptiCon Network Manager software to customers in Europe and the Middle East on a best efforts basis. The appointment is for one year, automatically renewed for an additional six months, unless terminated by either party in writing thirty days prior to the expiration of the initial term. The Company would pay MSI a commission of ten percent of amounts collected for sales facilitated by MSI.

Preemptive Stock Rights

On December 1, 2004, the Company signed employment agreements with two individuals, who are also shareholders, to become the Company’s chief operating officer and vice president of development. The agreements will become effective once the Company has secured minimum funding levels to commence operations, and upon approval by the Board of Directors.

The Agreements provides these two individuals with the right to maintain an undiluted four percent interest in the Company’s outstanding common stock, if the Company issues more than 30,107,143 shares of common stock (post split) by purchasing additional shares at $0.00033 per share (post split). This contractual provision has been effective since December 1, 2004 by approval of the Board of Directors.

Subsequent to the end of the year, these two individuals agree to relinquish their right to have this clause survive the termination of their respective agreements.

Joint Distribution Agreement

On September 1, 2006, the Company entered into a Joint Distribution Agreement (“Agreement”) with Anritsu Corporation of Japan (Anritsu) whereby each party grants the other the non-exclusive right to sell to its respective end-user customers a remote fiber test system that is comprised in part or in whole of Anritsu’s remote test units that tests the integrity of a telecommunications network (RTU), and software which controls, monitors and integrates with the RTU and with the Company’s fiber option management system.

The Agreement provides for a non-exclusive right to market, distribute, export and sell the Anritsu and OptiCon products (“Contractual Products”) listed therein, with the corresponding distribution prices of these products that one party would charge the other. Additional products may be added to the list, and prices may change only after ninety days notice. The Agreement also provides for exclusivity regarding to any third party products that are competitive with the Contractual Products manufactured by each party.

The term of the Agreement is for one year, and unless terminated in writing at least ninety days prior to its expiration date, the term is automatically extended for consecutive one year periods, until notice of non-renewal is provided by either party.

13. Subsequent Events

In connection with the termination of their respective employment agreements on July 31, 2007, Mr. John M. Batton and Mr. Douglass W. Wright, each accepted 350,000 shares of the Company’s common stock in lieu of monies owed to them (including but not limited to, salaries, benefits, vacation pay and any and all compensation), and in cancellation their respective, non-expiring rights under their employment agreements to maintain/restore their individual ownership of our common stock to a level of four percent of our issued and outstanding shares whenever our total issued and outstanding shares of common stock exceeded 100 million shares.

On July 17, 2007 in an action by written consent, the sole shareholder (1) approved amending the Company’s articles of incorporation to reduce the authorized number of shares to 100,000,000 shares with a $0.001 par value without affecting in any manner the number of issued and outstanding common shares; (2) to removed John M. Batton as Director and Chief Executive Officer of the corporation, and (3) to elect Mr. Sadruddin Currimbhoy as director and Interim Chief Executive Officer.

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

The change to the capital structure has not been recorded with the Nevada secretary of state.

Hathaway Corporation, OptiCon Systems’ parent company, announced its intention to spin off OptiCon through by the payment of a stock dividend consisting of one share of OptiCon for every two shares of Hathaway owed. The stock dividend will become effective upon receiving approval from NASD and receiving its trading symbol. In connection with the proposed spin off, Opticon’s board of directors approved a stock dividend of 1,932,358 (approximately 1.06 for 1) shares to Hathaway Corporation, its sole shareholder.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective August 17, 2007, Herman, Lagor, Hopkins & Meeks, P.A., our independent accountant for the 2005 and 2006 fiscal years, resigned. We have been advised that the resignation is a result of the independent accountant terminating its area practice with respect to federal securities law. The principal accountant's report on our financial statements for neither of the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. We did not have any choice in changing our independent accountant.

The managing partner of Herman, Lagor, Hopkins & Meeks, P.A. responsible for our account joined the independent accounting firm of KBL, LLP. As of August 17, 2007, we engaged KBL, LLP as our independent accountant for the 2007 fiscal year. Prior to the engagement, we did not consult KBL, LLP on any matter.

We have provided Lagor, Hopkins & Meeks, P.A., with a copy of the foregoing disclosures and we have Herman Lagor, Hopkins & Meeks, P.A., to furnish a letter addressed to the Commission stating whether it agrees with our statements and, if not, stating the respects in which it does not agree.

ITEM 8A. CONTROLS AND PROCEDURES.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during the year ended June 30, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Not applicable.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table identifies our directors and executive officers and provides their ages, the positions they hold and, if applicable, when they first became a director.

Name	Age	Position	Director Since
Sadruddin Currimbhoy	46	Director and Chief Executive Officer	2007
R. Derek Haake	27	Secretary and Director	2004
Cristino L. Perez	63	Chief Financial Officer	Not applicable
Saeed ("Sam") Talari	45	Director	2004

Our stockholders elect our directors at the annual stockholders meeting. Our directors serve until the next annual stockholders meeting at which their successors are elected and qualify. Directors who are employees do not receive compensation for serving as directors. Mr. Talari receives compensation of $7,000 per month for services to obtain funding, for investor relations, to coordinate with auditors and attorneys, and in general corporate matters. Our executive officers are elected by the board of directors and their terms of office are at the discretion of the board of directors, subject to terms and conditions of their respective employment agreements. We have not adopted a code of ethics for our directors and executive officers. We do not have an audit committee or a financial expert serving on our board of directors.

Sadruddin Currimbhoy became our Chairman and Chief Executive Officer on a part-time basis, beginning July 18, 2007. Mr. Currimbhoy's employment during the five year period prior to this amended registration statement, and for certain years before that period, is as follows:
March 2007 to present - Mr. Currimbhoy is the chief operating officer of Hathaway, Inc., our parent company.

2004 to March 2007 - He was the general manager at the Deccan Pacific group of companies in Fremont, California. In this capacity, Mr. Currimbhoy was responsible for healthcare and real estate operations.

199_ to 2004 - Mr. Currimbhoy was employed as an internal auditor by East Gate Capital in "Silicon Valley". East Gate was a $60 million fund that invested in early stage semiconductors, communications and software companies.

In 1989, Mr. Currimbhoy founded Solar Tech Industries, Ltd., a Hong Kong-based export house which achieved annual revenues of $5 million. His other international business activities have included manufacturing and supplying, through a Dutch premiums company, Reebok brand watches, to Pepsico Benelux promotion, in 1995, establishing an alarm clock assembling factory in China and co-founding Dynabyte Pacific Ltd., a hardware and software solutions provider in Hong Kong (1992 - 1997). Mr. Currimbhoy attended the University of San Diego, where he studied business administration and computer sciences.

R. Derek Haake has been one of our directors and our secretary since inception on a part-time basis.
2001 to September 2004 - He was employed at ALLTEL Communications, Dallas, TX, as the information technology director.

October 2004 to December 2006 - Mr. Haake was employed by NueWorld Communications, Inc. of Dallas, Texas as chief technical officer.

January 2007 to present - He is a student at the University of Texas, Arlington, studying political science and business.

Mr. Haake has spent several years in both the information technology industry with "Fortune 500" companies and in personal business endeavors. He began his career as a telecommunications consultant with ALLTEL Communications, and then spent several years providing support for Valor Telecom, a start-up ILEC in Dallas. At Valor Telecom, Mr. Haake aided in the company's overall operations, collections, customer service, and billing functions. In addition to this experience, Mr. Haake has also started up multiple web design firms, an online job board, built and maintained multiple billing and customer service applications and created a profitable fixed wireless broadband network. Mr. Haake attended Texas A&M University and studied Russian and economics.

Cristino L. Perez our Chief Financial Officer, beginning January 1, 2007, on a part time basis.

October 1999 to June 2002 - Mr. Perez was employed by Baumann, Raymondo & Company, P.A., Certified Public Accountants, with primary responsibilities for development of accounting and auditing services to small publicly held enterprises.

October 2001 to September 2003 - Mr. Perez was on part-time basis a Chief Financial Officer, Secretary, Treasurer and Director of Resolve Staffing, Inc., a publicly traded company.

September 2002 until the present - Mr. Perez has been self-employed as an independent consultant on a part-time basis and full-time basis.
Mr. Perez earned a bachelor of arts degree in accounting from the University of South Florida.

Saeed ("Sam") Talari is one of our directors.
1985 to 1994 - He ran PrymServ Inc., a retail service integration company that provided product solutions and integration for major retail outlets. His customers included K-Mart, Toys-R-Us, Sears and Wal-Mart. As chief executive officer of PrymServ, his primary duties were to market products and services to "Fortune 500" clients.

1994 to 1999 - Mr. Talari ran Compusite Corporation, one of the first Internet solutions providers in the nation to offer large spectrum of value added services to companies seeking greater presence on the Internet. He assisted Compusite to grow from no revenue to a multi-million dollar company.

1999 to present - He founded Hathaway Corporation and serves since inception as one of Hathaway's directors. Hathaway Corporation develops and acquires undervalued companies that bring a shift in how communications is delivered and serviced globally

2001 to present - Mr. Talari founded and manages FutureTech, a venture capital firm that invests in high technology start up enterprises.

Mr. Talari attended the University of New Hampshire, where he studied computer science and mathematics. He earned a bachelor's degree from the University of Massachusetts at Lowell in computer science, engineering and mathematics and took master studies in finance.

ITEM 10. EXECUTIVE COMPENSATION

The annual cash and long term compensation earned by our chief executive officer and our highest paid officer whose annual salary is over $100,000 per year since we began in October 2004 are set forth in following table.

Name and
Principal Position	Year	Salary
Saddruddin Currimbhoy	2007	None
Chief Executive Officer
J. Marshall Batton	2006	$300,000 (1)
Former Chief Executive Officer	2007	$225,000 (2)(5)
Douglass W. Wright	2006	$216,000 (3)
Former Senior Vice President	2007	$162,000 (4)(5)

1. Mr. Batton’s compensation consist of $35,800 cash and $264,200 deferred compensation.
2. Mr. Batton’s compensation consist of $17,500 cash and $207,500 deferred compensation.
3. Mr. Wright’s compensation consist of $32,950 cash and $183,050 deferred compensation.
4. Mr. Wright’s compensation consist of $17,000 cash and $145,000 deferred compensation.
5. Mr. Batton and Mr. Wright, in connection with the termination of their respective employment agreements on July 31, 2007, each accepted 350,000 shares of our common stock in lieu of deferred compensation and in cancellation their respective, non-expiring rights under their employment agreements to maintain/restore their individual ownership of our common stock to a level of four percent of our issued and outstanding shares whenever our total issued and outstanding shares of common stock exceeded 100 million shares.

Employment Agreements

We have a two-year agreement with Mr. Talari, effective August 1, 2005, one of our directors. This agreement automatically extends for an additional one-year period through July 31, 2007 without further action by either party. The Agreement provides for (a) a base salary of $7,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks vacation within one year the starting date, and (d) all group insurance plans and other benefit plans and programs made available to our management employees.

We do not have an employment agreement with Mr. Currimbhoy.

We have adopted a 2004 Non Statutory Stock Option Plan to reward and provide incentives to our key employees, who may include our directors who are also employees and our officers, as well as consultants and affiliates. The following table provides certain information about the plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	None	Not applicable	None

Equity compensation plan not approved by security holders	None	Not applicable	1,201,186

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our sole stockholder at the date of this annual report, Hathaway, is identified in the "Before Distribution" columns of the following table. Our principal stockholders following the proposed distribution of our shares as a dividend to the stockholders of Hathaway, estimated to occur soon after the filing of this annual report, are identified in the "After Distribution" columns of the following table. These principal stockholders include:
- each of our directors and executive officers,
- our directors and executive officers as a group, and
- others who own more than five percent of our common stock.
We believe each of these persons has sole voting and investment power over the shares they own, except as noted for Mr. Talari and FutureTech. The address of our directors and executive officers is our address.

	NUMBER OF SHARES		PERCENTAGE
NAME	Before Distribution	After Distribution	Before Distribution	After Distribution
Sadruddin Currimbhoy	0	50,000	0.000%	0.146%
R. Derek Haake	0	25,000	0.000%	0.073%
Cristino L. Perez	0	55,000	0.000%	0.160%
Saeed Talari (1) (2)	33,544,858	14,036,000	100.000%	40,927%
Directors & executive officers as a group (4 persons)	0	14,166,000	0.000%	41.306%
Hathaway Corp. (1)	33,544,858	0	100.000%	0.000%
449 Central Avenue, Suite 101, St. Petersburg, FL 33701
FutureTech (1) (2)	0	12,948,500	0.000%	38.601%
475 Central Avenue, Suite B100, St. Petersburg, FL 33701

(1) These shares are legally owned by Hathaway; however, Mr. Talari owns directly and through FutureTech 41.780 percent of Hathaway's issued and outstanding common stock, which may enable him to influence the vote of our shares, even though his is not a director or officer of Hathaway.

(2) Mr. Talari will own 1,087,500 of our shares both legally and beneficially, and 12,948,500 of our shares beneficially, the legal ownership being held by FutureTech which is entirely owned by Mr. Talari.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal year 2007, we have not entered into and do not plan to enter into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control; except the following:

- We have borrowed $196,198 for working capital through March 31, 2007 from Mr. Talari at five percent interest per annum on a written $350,000 line of credit agreement he extended to us on September 1, 2005. Accrued interest through March 31, 2007, is $9,400. We believe the terms of this line of credit are more favorable than we could have obtained from an unrelated third party, if we could have obtained a line of credit from a third party at all.

We do not anticipate entering into any future transactions with our directors, officers and affiliates.

ITEM 13. EXHIBITS

Exhibit 16 Letter on change in certifying accountant

Exhibit 31.A Rule 13a-14(a) certification of chief executive officer

Exhibit 31.B Rule 13a-14(a) certification of chief financial officer

Exhibit 32.A Section 1350 certification of chief executive officer

Exhibit 32.B Section 1350 certification of chief financial officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - For our fiscal years ended June 30, 2007 and 2006, we were billed approximately $42,446 and $-0-, respectively, for professional services rendered for the audit of our financial statements.  We also were billed approximately $4,000 and $-0- for the review of financial statements included in our periodic reports filed with the Securities and Exchange Commission for our fiscal year ended December 31, 2007.

Audit-Related Fees - None

Tax Fees - None

All Other Fees - We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Opticon Systems, Inc.

By:	/s/ Sadruddin Currimbhoy
Sadruddin Currimbhoy, Chief Executive Officer,
Chief Operating Officer and President

October 15, 2007

/s/ Sadruddin Currimbhoy
Sadruddin Currimbhoy Chief Executive Officer,
Chief Operating Officer and Director

Date: October 15, 2007

/s/ R. Derek Haake
R. Derek Haake
Director

Date: October 15, 2007

/s/ Cristino L. Perez
Cristino L. Perez
Chief Financial Officer and
Principal Accounting Officer

Date: October 15, 2007

/s/ Saeed Talari
Saeed Talari
Director