Form 10QSB
period 2007-09-30
OPTICON SYSTEMS
filed 2007-11-14
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

COMMISSION FILE NUMBER 000-52488

OPTICON SYSTEMS, INC.
(Exact name of Registrant as specified in charter)

NEVADA	20-2583185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐  No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 26, 2007 was 34,354,856 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Balance Sheet
September 30, 2007 (Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$483
Prepaid expenses	625
Total current assets	1,108
Property and equipment, net	3,272
Intangible assets, net	213,112
Other assets	625
Total assets	$218,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$14,469
Accrued expenses	246,195
Note payables	12,000
Note payable - Related parties	207,918
Total current liabilities	480,582

Stockholders’ Deficit
Common stock, $.001 par value, 250,000,000 shares authorized, 34,354,856 issued and outstanding	$34,355

Additional paid-in capital	1,167,671
Subscription receivable	(350)
Deficit accumulated during the development stage	(1,464,141)
Total stockholders’ deficit	(262,465)

Total Liabilities & Stockholders' Deficit	$218,117

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Operations (unaudited)

			Period October
			22, 2004
	For the Three Months Ended		(inception) to
	--------------September 30,--------------		September 30,
	2007	2006	2007
Net sales	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses
Salaries and benefits	68,577	160,500	1,349,077
Consulting services	-	6,000	70,498
General & administrative	(14,686)	5,065	77,745
Allocable software costs	-	(18,007)	(115,111)
Legal & accounting	5,000	1,000	67,863
Operating income (loss)	58,891	154,558	1,450,072

Non operating income (expense)
Interest expense	(2,873)	(1,684)	(14,271)
Miscellaneous income	-	-	202
	(2,873)	(1,684)	(14,069)

(Loss) from operations before income taxes	(61,764)	(156,242)	(1,464,141)

Provision for income taxes	-	-	-
Net income (loss)	$(61,764)	$(156,242)	$(1,464,141)

Net (loss) per share
Basic	$(0.002)	$0.005	$(0.059)
Diluted	$(0.002)	$0.005	$(0.059)

Weighted average common shares outstanding
Basic	32,886,080	31,612,500	24,913,289
Diluted	32,886,080	31,612,500	24,913,289

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Deficit
For the Period October 22, 2004 (date of inception) through September 30, 2007 (unaudited)

					Accumulated
					Deficit During
					the
	----------Common----------		Additional	Subscription	Development
	Shares	Stock	Paid-in Capital	Receivable	Stage	Total
Balance at October 22, 2004	-	$-	$-	$-	$-	$-
Issuance of common shares in exchange for organization efforts	4,817,143	4,817	11,183	-	-	16,000
Issuance of common shares in exchange for services	1,505,357
Net (loss)	–	–	–	-	(21,000)	(21,000)
Balance at June 30, 2005	6,322,500	6,322	14,678	-	(21,000)	-
Issuance of common shares in exchange for Opticon software and other assets	25,290,000	25,290	74,710	-	-	100,000
Issuance of common stock purchase warrants in exchange for services	-	-	17,999	-	-	17,999
Net (loss)	-	-	-	-	(656,885)	(656,885)
Balance at June 30, 2006	31,612,500	31,612	107,387	-	(677,885)	(538,886)
Issuance of common stock purchase warrants in exchange for services	-	-	16,499	-	-	16,499
Net (loss)	-	-	-	-	(724,492)	(724,492)
Balance at June 30, 2007	31,612,500	31,612	123,886.00	-	(1,402,377)	(1,246,879)
Issuance of common stock dividend	1,982,356	1,983	(1,983)	-	-	-
Issuance of common stock for services	60,000	60	2,940	-	-	3,000
Sale of common stock for cash	700,000	700	-	-	-	700
Subscription receivable	-	-	-	(350)	-	(350)
Capital contribution on cancellation of debt	-	-	1,042,828	-	-	1,042,828
Net (loss)	-	-	-	-	(61,764)	(61,764)
Balance at September 30, 2007	34,354,856	$34,355	$1,167,671	$(350)	$(1,464,141)	$(262,465)

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

			Period
	Three Months Ended		October 22, 2004
	-----------September 30,-----------		(inception)
	2007	2006	September 30, 2007
Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(61,764)	$(156,242)	$(1,464,141)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	597	514	4,672
Issuance of common stock in exchange for services	3,000	16,500	53,498
Change in working capital components:
Prepaid expenses	(625)	(1,320)	(625)
Accounts payable	(935)	123,320	26,469
Accrued expenses	45,185	5,772	1,289,023
Income taxes (net)	-	-	-
Net cash (used) by operating activities	(14,542)	(11,456)	(91,104)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(2,944)
Purchase of technology	-	(18,007)	(113,112)
Decrease in other assets	(625)	1,356	(625)
Net cash (used) in investing activities	(625)	(16,651)	(116,681)

Cash Flows From Financing Activities
Sale of common stock, net of subscription	350	-	350
Loan payable – Related parties	11,721	34,000	207,918
Net cash provided by investing activities	12,071	34,000	208,268
Net increase (decrease) in cash and cash equivalents	(3,096)	5,893	483

Cash And Cash Equivalents
Beginning of year	3,579	1,386	-
End of year	$483	$7,279	$483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$-	$-	$-
Taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIY:
Conversion of accounts payable to note payable	$12,000	$-	$12,000
Capital contribution on cancellating of accrued salaries	$1,042,828	$-	$1,042,828

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

1. Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The balance sheet as of September 30, 2007, the statements of operations and statements of cash flows for the three months ended September 30, 2007 and 2006, and for the period October 22, 2004 (date of inception) through September 30, 2007 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending September 30, 2007 are not necessarily indicative of results expected for the full year ending June 30, 2008. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2007 and for all periods presented, have been made.

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

(d) Capitalized Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization begins when the product is available for release to customers. Software development costs will be amortized based on the estimated economic life of the product. Capitalized software costs at September 30, 2007 amounted to $213,112.

(e) Impairment of Intangible Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value. Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at September 30, 2007.

(f) Earnings (Loss) Per Share

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

(g) Impact of Recently Issued Accounting Pronouncements

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

2. Going Concern

For the three months ended September 30, 2007, the Company incurred a loss of $61,764. For the period October 22, 2004 (date of inception) through September 30, 2007, the Company incurred a cumulative net loss of $1,464,141. At of September 30, 2007, the Company had negative working capital of $479,474 and $483 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its parent company, and its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict

3. Intangible Assets

Intangible assets consist of the following:

September 30, 2007
Opticon fiber optic management software	$212,112
Trademarks	1,000
$213,112

On July 26, 2005, the Company purchased the OptiCon Network Manager software system from FutureTech for $100,000, consisting of version R3 and R4. At the time of the purchase, the software system was out of date and had to be updated and integrated with current business software systems, before it could be distributed to customers. During the three months ended September 30, 2007, 2006 and for the period October 22, 2004 (inception) though September 30, 2007, the Company allocated direct labor costs, and indirect costs and expenses of $-0-, $18,007 and $115,111 respectively, relating to this effort. The development of R3 software system was completed during the quarter ended December 31, 2006, and is available for distribution to customers, although no sales have been made. Amortization of the capitalized software costs will begin when the software is actually sold to customers. At September 30, 2007, the R4 software system was not yet completed.

4. Accrued Expenses

Accrued expenses are summarized as follows:

September 30, 2007
Accrued Salaries	$189,000
Accrued Vacations	14,000
Payroll Tax Liabilities	26,943
Accrued Interest	14,252
Accrued Consulting	2,000
$246,195

5. Related Parties Disclosures

(a) Accrued Salaries - Former Officers and Director

The Company accrued compensation payable under employment agreements with J. Marshall Batton, its former president, Douglass D. Wright, its former senior vice president of sales, and Mr. Saeed Talari, one of the Company’s directors in the aggregate amount of $50,000 per month, based on their respective employment agreements commencing August 1, 2005.

Mr. Batton’s and Mr. Douglas’ employment agreements terminated July 31, 2007, and were not renewed. In connection with the termination of their respective employment agreements on July 31, 2007, Mr. John M. Batton and Mr. Douglass W. Wright, were given the option to purchase 350,000 shares of the Company’s common stock each at $0.001 per share, in lieu of monies owed to them (including but not limited to, salaries, benefits, vacation pay and any and all compensation), and in cancellation their respective, non-expiring rights under their employment agreements to maintain/restore their individual ownership of our common stock to a level of four percent of our issued and outstanding shares whenever our total issued and outstanding shares of common stock exceeded 100 million shares. Mr. Batton and Mr. Wright agreed to cancel and contribute to capital $1,042,828 in amounts owed to them. Mr. Talari’s agreement was renewed for an additional one-year period.

As of September 30, 2007, the accrued compensation amount was $189,000. As of September 30, 2007 the Company also accrued vacation pay under employment agreements in the amount of $14,000.

(b) Loan from Related Parties

On September 6, 2005, Mr. Talari, one of the Company’s directors agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually. At September 30, 2007 the outstanding amount of the loan was $201,643. The Company also accrued interest on this loan in the amount of $14,252 at September 30, 2007.

Mr. Talari has the option to convert any part of the principal and/or interest outstanding into the Company’s common stock at a thirty percent discount of the last five (5) days’ average bid price, once the Company becomes fully reporting and trading in a national market.

During the three months ended September 30, 2007 Hathaway Corporation, OptiCon's former parent company paid expenses on behalf of the Company. At September 30, 2007 the amount owed to Hathaway was $6,275.

6. Change in Management

On July 17, 2007 in an action by written consent, the sole shareholder, and by written consent the Board of Directors (1) approved amending the Company’s articles of incorporation to reduce the authorized number of shares to 100,000,000 shares with a $0.001 par value without affecting in any manner the number of issued and outstanding common shares; (2) to removed John M. Batton as Director and Chief Executive Officer of the corporation, and (3) to elect Mr. Sadruddin Currimbhoy as director and Interim Chief Executive Officer.

The change to the capital structure has not been recorded with the Nevada secretary of state.

7. Stock Options and Warrants

On December 2, 2005, the Company granted Series A Warrants to two unrelated individuals, (see “Bentley Securities Agreement”), to purchase 69,000 shares, of which 36,000 shares were subject to the 1-for-.30107143 reverse stock split of April 4, 2006, at an exercise price of $1.10 per share ($3.65 after the reverse stock split). All of the Warrants expire on November 11, 2011.

8. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for three months ended September 30, 2007 and or for the period October 22, 2004 (date of inception) through September 30, 2007.

The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2007 based on uncertainties concerning the Company’s ability to generate taxable income in future periods. The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

9. Commitments and Contingencies

(a) Employment Agreements

On December 1, 2004, the Company entered into a two-year Employment Agreement with Mr. Talari, one of the Company's Saeed (Sam) Talari. The Agreement was automatically extended for an additional one-year period. The Agreement became effective August 1, 2005. The Agreement provides for (a) a base salary of $7,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks vacation within one year the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

(b) Operating Leases

On August 1, 2007, the Company entered into a lease agreement for executive offices at a monthly rental of $625, plus sales taxes and ancillary services. The offices consist of approximately 500 square feet and reception services, and access to conference room and office support services.

Since the termination of the previous lease, Mr. Batton, the president of the Company has provided office space at no cost to the Company.

Rent expense for three months ended September 30, 2007 and for the period October 22, 2004 (date of inception) through September 30, 2007 was $1,617 and $15,699 respectively.

10. Subsequent Events

On October 1, 2007, the Company entered into a one-year Employment Agreement with Mr. Sadruddin Currimbhoy, our Chief Executive Officer. The Agreement provides for (a) a base salary of $5,000 per month, (b) eight weeks vacation within one year the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Hathaway Corporation, OptiCon Systems’ parent company, announced its intention to spin off OptiCon through by the payment of a stock dividend consisting of one share of OptiCon for every two shares of Hathaway owed. The stock dividend will become effective upon receiving approval from NASD and receiving its trading symbol. In connection with the proposed spin off, Opticon’s board of directors approved a stock dividend of 1,982,356 (approximately 1.06 for 1) shares to Hathaway Corporation, its sole shareholder.

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

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $483 in cash at September 30, 2007, and $148,357 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes our cash and credit line will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We believe full implementation of our plan of operations and completion of development of the R4 system will cost approximately $5 million. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2007 and 2006.

For the three months ended September 30, 2007, we incurred a net loss of $61,764. Of this loss, $72,174, consisting of depreciation ($597) and deferred compensation to our officers ($68,577), and issuance of common stock in exchange for services ($3,000) did not require the use of cash. Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $14,542.

For the three months ended September 30, 2006, we incurred a net loss of $156,242. Of this loss, $177,514, consisting of depreciation ($514), deferred compensation to our officers ($160,500), and issuance of common stock in exchange for services ($16,500) did not represent the use of cash. These changes plus others brought the total cash used in operations to $11,456.

On September 6, 2005, we obtained a loan commitment from Mr. Talari, one of our director and controlling person in the aggregate amount of $350,000 under a master promissory note, due on demand, with interest at the rate of 5% per annum. We have been receiving advances on this note on an as needed basis and have drawn $201,643 as of September 30, 2007, and have effectively a line of credit outstanding of $148,357 available to us on an as needed basis.

Hathaway Corporation, our former parent company, paid expenses on our behalf amounting to $6,275 during the three months ended September 30, 2007. Hathaway does not have any obligation or agreement to make any payments on our behalf.

As of September 30, 2007, we had $483 in cash with which to satisfy our cash requirements for the next twelve months, along with $148,357 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.

At September 30, 2007, we had no contractual obligation or material commercial commitments for capital expenditures.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that at September 30, 2007 the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our the period ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

OptiCon Systems, Inc.
(Registrant)

Date: November 14, 2007	By: /s/ Sadruddin Currimbhoy
Sadruddin Currimbhoy
President & Principal Executive Officer

Date: November 14, 2007	By: /s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial & Accounting Officer