Form 10QSB/A
period 2007-09-30
OPTICON SYSTEMS
filed 2007-12-13
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

31.A   Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.B   Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.A   Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.B   Principle Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptiCon Systems, Inc.
(Registrant)

Date: December 13, 2007	By: /s/ Sadruddin Currimbhoy
Sadruddin Currimbhoy
President & Principal Executive Officer

Date: December 13, 2007	By: /s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial & Accounting Officer