Form 10QSB/A
period 2007-09-30
OPTICON SYSTEMS
filed 2007-12-21
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 2

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

OptiCon Systems, Inc.
(Registrant)

Date: December 21, 2007	By: /s/ Sadruddin Currimbhoy
Sadruddin Currimbhoy
President & Principal Executive Officer

Date: December 21, 2007	By: /s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial & Accounting Officer