Form 10QSB
period 2007-12-31
OPTICON SYSTEMS
filed 2008-02-14
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007 (Second Quarter)

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________to ________________

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
Yes ☐  No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 8, 2007 was 34,942,284 shares.

Transitional Small Business Disclosure Format (Check one):
Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Balance Sheet

December 31,
2007
(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$83
Prepaid expenses	18,000
Total current assets	18,083
Property and equipment, net	6,977
Intangible assets, net	213,112
Other assets	625
Total assets	$238,797

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$15,196
Accounts payable	8,974
Accrued expenses	259,416
Note payables	9,000
Note payable – Related parties	8,625
Debentue payable – Related party	281,401
Total current liabilities	582,612

Stockholders’ Deficit
Common stock, $.001 par value, 250,000,000 shares authorized, 34,474,856 issued and outstanding	$34,475
Additional paid-in capital	1,191,551
Subscription receivable	(350)
Deficit accumulated during the development stage	(1,569,491)
Total stockholders’ deficit	(343,815)

Total Liabilities & Stockholders' Deficit	$238,797

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Operations

					Period October
					22, 2004
	For the Six Months Ended		For the Three Months Ended		(inception) to
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007
	(unaudited)		(unaudited)		(unaudited)
Net sales	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
Salaries and benefits	108,534	321,000	39,957	160,500	1,389,034
Consulting services	37,800	6,000	37,800	-	108,298
General & administrative	(7,176)	11,305	7,510	6,240	85,255
Allocable software costs	-	(22,779)	-	(4,772)	(115,111)
Legal & accounting	22,000	23,098	17,000	22,098	84,863
Operating income (loss)	161,158	338,624	102,267	184,066	1,552,339

Non operating income (expense)
Interest expense	(5,956)	(3,698)	(3,083)	(2,014)	(17,354)
Miscellaneous income	-	-	-	-	202
	(5,956)	(3,698)	(3,083)	(2,014)	(17,152)

(Loss) from operations before income taxes	(167,114)	(342,322)	(105,350)	(186,080)	(1,569,491)

Provision for income taxes	-	-	-	-	-
Net income (loss)	$(167,114)	$(342,322)	$(105,350)	$(186,080)	$(1,569,491)

Net (loss) per share
Basic	$(0.005)	$(0.011)	$(0.003)	$(0.006)	$(0.061)
Diluted	$(0.005)	$(0.011)	$(0.003)	$(0.006)	$(0.061)

Weighted average common shares outstanding
Basic	33,584,082	31,612,500	33,594,856	31,612,500	25,598,284
Diluted	33,584,082	31,612,500	33,594,856	31,612,500	25,598,284

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Deficit
For the Period October 22, 2004 (date of inception) through December 31, 2007

					Accumulated
					Deficit During
					the
	Common		Additional	Subscription	Development
	Shares	Stock	Paid-in Capital	Receivable	Stage	Total
Balance at October 22, 2004	-	$-	$-	$-	$-	$-
Issuance of common shares in exchange for
organization efforts	4,817,143	4,817	11,183	-	-	16,000
Issuance of common shares in
exchange for services	1,505,357	1,505	3,495	-	-	5,000
Net (loss)	-	-	-	-	(21,000)	(21,000)
Balance at June 30, 2005	6,322,500	6,322	14,678	-	(21,000)	-
Issuance of common shares in exchange for Opticon software and other assets	25,290,000	25,290	74,710	-	-	100,000
Issuance of common stock purchase warrants in exchange for services	-	-	17,999	-	-	17,999
Net (loss)	-	-	-	-	(656,885)	(656,885)
Balance at June 30, 2006	31,612,500	31,612	107,387	-	(677,885)	(538,886)
Issuance of common stock purchase warrants in exchange for services	-	-	16,499	-	-	16,499
Net (loss)	-	-	-	-	(724,492)	(724,492)
Balance at June 30, 2007	31,612,500	31,612	123,886.00	-	(1,402,377)	(1,246,879)
Issuance of common stock dividend	1,982,356	1,983	(1,983)	-	-	-
Issuance of common stock for services	60,000	60	2,940	-	-	3,000
Sale of common stock for cash	700,000	700	-	-	-	700
Subscription receivable	-	-	-	(350)	-	(350)
Capital contribution on cancellation of debt	-	-	1,042,828	-	-	1,042,828
Net (loss)	-	-	-	-	(61,764)	(61,764)
Balance at September 30, 2007 (unaudited)	34,354,856	34,355	1,167,671	(350)	(1,464,141)	(262,465)
Issuance of common stock for services	120,000	120	23,880	-	-	24,000
Net (loss)	-	-	-	-	(105,350)	(105,350)
Balance at December 31, 2007 (unaudited)	34,474,856	$34,475	$1,191,551	$(350)	$(1,569,491)	$(343,815)

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

			Period
			October 22, 2004
	Six Months Ended		(inception)
	December 31,		December 31,
	2007	2006	2007
	(unaudited)		(unaudited)
Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(167,114)	$(342,321)	$(1,569,491)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,408	1,328	5,483
Issuance of common stock in exchange for services	27,000	16,500	77,498
Change in working capital components:
Prepaid expenses	(18,000)	(1,320)	(18,000)
Bank overdraft	15,196	-	15,196
Accounts payable	(18,430)	262,820	8,974
Accrued expenses	75,108	23,052	1,318,946
Income taxes (net)	-	-	-
Net cash (used) by operating activities	(84,832)	(39,941)	(161,394)

Cash Flows From Investing Activities
Purchase of property and equipment	(4,516)	-	(7,460)
Purchase of technology	-	(22,780)	(113,112)
Decrease (increasein other assets	(625)	1,356	(625)
Net cash (used) in investing activities	(5,141)	(21,424)	(121,197)

Cash Flows From Financing Activities
Sale of common stock, net of subscription	350	-	350
Loan payable	12,000	-	12,000
Repayments of loans payable	(3,000)		(3,000)
Loan payable – Related parties	77,127	64,947	273,324
Net cash provided by investing activities	86,477	64,947	282,674
Net increase (decrease) in cash and cash equivalents	(3,496)	3,582	83

Cash And Cash Equivalents
Beginning of year	3,579	1,386	-
End of year	$83	$4,968	$83

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

1. Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The balance sheet as of December 31, 2007, the statements of operations and statements of cash flows for the six and three months ended December 31, 2007 and 2006, and for the period October 22, 2004 (date of inception) through December 31, 2007 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six and three months ending December 31, 2007 are not necessarily indicative of results expected for the full year ending June 30, 2008. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2007 and for all periods presented, have been made.

The nature of the business and a summary of the significant accounting policies in conformity with accounting principles generally accepted in the United States of America, and consistently applied in the preparation of the accompanying financial statements are as follows:

(b) History of the Company

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

Hathaway Corporation, OptiCon Systems’ parent company, announced its intention to spin off OptiCon through by the payment of a stock dividend consisting of one share of OptiCon for every two shares of Hathaway owed. The stock dividend became effective upon receiving approval from NASD and receiving its trading symbol. In connection with the proposed spin off, Opticon’s board of directors approved a stock dividend of 1,982,356 (approximately 1.06 for 1) shares to Hathaway Corporation, its sole shareholder.

On August 31, 2007, Hathaway Corporation paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Opticon Systems stock for every two shares they own of Hathaway Corporation. As of this date, Opticon Systems ceased being a subsidiary of Hathaway Corporation.

(c) Development Stage Enterprise

Since its inception, the Company has been in the development stage, dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed, and acquired from Corning Cable System, Inc. through FutureTech Capital, LLC ("FutureTech"), a related company. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while developing its customer base and establishing itself in the marketplace

The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement the Company’s business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations.

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

(d) Capitalized Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization begins when the product is available for release to customers. Software development costs will be amortized based on the estimated economic life of the product. Capitalized software costs at December 31, 2007 amounted to $213,112.

(e) Impairment of Intangible Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value. Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at December 31, 2007.

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

2. Going Concern

For the six and three months ended December 31, 2007, the Company incurred a loss of $167,114 and $105,350, respectively. For the period October 22, 2004 (date of inception) through December 31, 2007, the Company incurred a cumulative net loss of $1,569,491. At of December 31, 2007, the Company had a working capital deficit of $564,529 and $83 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its parent company, and its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict

3. Intangible Assets

Intangible assets consist of the following:
December 31, 2007
Opticon fiber optic management software	$212,112
Trademarks	1,000
$213,112

On July 26, 2005, the Company purchased the OptiCon Network Manager software system from FutureTech for $100,000, consisting of version R3 and R4. At the time of the purchase, the software system was out of date and had to be updated and integrated with current business software systems, before it could be distributed to customers. During the period October 22, 2004 (inception) though December 31,`2007, the Company allocated direct labor costs, and indirect costs and expenses of $115,111 relating to this effort. During the six and three months ended December 31, 2007and 2006 the Company allocated $-0- and $22,779 of costs and expenses to the software development. The development of R3 software system was completed during the quarter ended December 31, 2006, and is available for distribution to customers, although no sales have been made. Amortization of the capitalized software costs will begin when the software is actually sold to customers. At December 31, 2007, the R4 software system was not yet completed.

4. Accrued Expenses

Accrued expenses as of December 31, 2007 are summarized as follows:

Accrued Salaries	$210,000
Accrued Vacations	17,957
Payroll Tax Liabilities	28,842
Accrued Interest	617
Accrued Consulting	2,000
$259,416

5. Related Parties Disclosures

(a) Accrued Salaries – Former Officers and Director

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

As of December 31, 2007, the accrued compensation amount was $225,000. As of December 31, 2007, the Company also accrued vacation pay under employment agreements in the amount of $17,957.

(b) Loan from Related Parties

On September 6, 2005, Mr. Talari, one of the Company’s directors agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.

On December 15, 2007, the Company agreed to convert the outstanding amount of the loan of $264,699 and accrued interest thereon of $16,702 into a 5% convertible debenture due December 31, 2008. The Company also accrued interest on the debenture in the amount of $617 at December 31, 2007. The debenture in convertible into shares of the Company’s common stock at the rate of $0.05 per share.

Mr. Talari has the option to convert any part of the principal and/or interest outstanding into the Company’s common stock at a thirty percent discount of the last five (5) days’ average bid price, once the Company becomes fully reporting and trading in a national market.

During the three months ended December 31, 2007, Hathaway Corporation, OptiCon’s former parent company, paid expenses on behalf of the Company. At December 31, 2007, the amount owed to Hathaway was $8,625.

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

7. Consulting Agreement and Stock Issuance

On October 1, 2007, the Company entered into a one-year consulting agreement with the Company’s Chief Financial Officer in exchange for a cash payment of $2,000 per month, and 120,000 shares of the Company’s common stock valued at $24,000. The Board approved the value of the stock issued.

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

9. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for six and three months ended December 31, 2007, or for the period October 22, 2004 (date of inception) through December 31, 2007.

The Company has not recognized an income tax benefit for its operating losses generated through December 31, 2007 based on uncertainties concerning the Company’s ability to generate taxable income in future periods. The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

10. Commitments and Contingencies

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

On October 1, 2007, the Company entered into a one-year Employment Agreement with Mr. Sadruddin Currimbhoy, our Chief Executive Officer. The Agreement was automatically extended for an additional one-year period. The Agreement provides for (a) a base salary of $5,000 per month, (b) eight weeks vacation within one year the starting date, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

(b) Operating Leases

On August 1, 2007, the Company entered into a lease agreement for executive offices at a monthly rental of $625, plus sales taxes and ancillary services. The offices consist of approximately 500 square feet and reception services, and access to conference room and office support services.

Prior to the August 1, 2007 lease, Mr. Batton, the former president of the Company provided office space at no cost to the Company.

Rent expense for the six and three months ended December 31, 2007 and for the period October 22, 2004 (date of inception) through December 31, 2007 was $3,592, $3,592 and $16,425 respectively.

11. Subsequent Event

Effective January 8, 2008, the Company entered into an agreement with Cinelight Studios, a related company, 50% owned by Sam Talari, one of the Company’s major shareholders. According to the agreement, Cinelight was engaged to develop a 10-minute public relations video for the Company. Cinelight is to be paid $25,000 in cash upon signing the agreement, and 467,428 shares of the Company’s common stock valued at $0.50 per share. Should the price of the shares fall below $0.50 per share, Cinelight Studios is entitled to receive additional shares.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $83 in cash at December 31, 2007, and $350,000 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes our cash and credit line will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We believe full implementation of our plan of operations and completion of development of the R4 system will cost approximately $5 million. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

On February 1, 2008, we filed a registration statement on Form SB-2, with the Securities and Exchange Commission. We are offering 5,000,000 shares of our authorized but unissued common stock for sale pursuant to this prospectus in a "self underwritten" public offering. The offering will continue until we have sold the 5,000,000 shares or terminate the offering. Our directors and executive officers will offer the shares on our behalf. Our directors and executive officers will not receive any compensation for sales of the shares which they may make. We will rely on Rule 3(a)4-11 in that none of our directors and executive officers ever been either a registered securities broker-dealer or an affiliate or associated person thereof. We will receive the net proceeds from the sale of the 5,000,000 shares. There is no assurance we will be able sell all or any of these shares. We plan to attempt to recruit registered securities broker-dealers to assist us with the sale of the shares. In the event we are able to do so, we expect to pay commissions and other compensation up to ten percent of the gross sales price, or $0.10 per share to participating broker dealers, none of whom will be permitted to sell more than 9.99 percent of the offering, unless we amend the registration statement of which this prospectus is a part to identify such broker-dealers as underwriters and to disclose their compensation arrangements.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 2007 and 2006.

For the three months ended December 31, 2007, we incurred a net loss of $105,350. Of this loss, $64.768, consisting of depreciation ($811) and deferred compensation to our employees ($39,957), and issuance of common stock in exchange for services ($24,000) did not require the use of cash. Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $14,542.

For the three months ended December 31, 2006, we incurred a net loss of $186,080. Of this loss, $161,314, consisting of depreciation ($814), and deferred compensation to our employees ($160,500) that did not represent the use of cash. These changes plus others brought the total cash used in operations to $28,486.

At December 31, 2007, we had no contractual obligation or material commercial commitments for capital expenditures.

For the six months ended December 31, 2007 and 2006.

For the six months ended December 31, 2007, we incurred a net loss of $167,114. Of this loss, $113,408, consisting of depreciation ($1,408) and deferred compensation to our employees ($85,000), and issuance of common stock in exchange for services ($27,000) did not require the use of cash. Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $84,832

For the six months ended December 31, 2006, we incurred a net loss of $342,322. Of this loss, $338,828, consisting of depreciation ($1,328), deferred compensation to our officers ($321,000) in exchange for services ($16,500) did not represent the use of cash. These changes plus others brought the total cash used in operations to $39,941.

On September 6, 2005, we obtained a loan commitment from Mr. Talari, one of our director and controlling person in the aggregate amount of $350,000 under a master promissory note, due on demand, with interest at the rate of 5% per annum. On December 15, 2007 we agree to convert the outstanding amount of the loan of $264.699 along with accrued interest of $16,702 into a 5% convertible debenture due December 31, 2008. The debenture is convertible into shares of our common stock at the rate of $0.05 per share. Mr. Talari remains committed to continue funding the Company, so that effectively a line of credit outstanding is $350,000, and available to us on an as needed basis.

As of December 31, 2007, we had $83 in cash with which to satisfy our cash requirements for the next twelve months, along with $350,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.

Hathaway Corporation, our former parent company, paid expenses on our behalf amounting to $8,625 and $6,275 during the six and three months ended December 31, 2007. Hathaway does not have any obligation or agreement to make any payments on our behalf.

At December 31, 2007, we had no contractual obligation or material commercial commitments for capital expenditures.

Item 3.  Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including the our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our principal executive officer and principal financial officer concluded that at December 31, 2007 our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to our internal controls over financial reporting that occurred during the period ended December 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

OptiCon Systems, Inc.
(Registrant)

Date: February 14, 2008	By:	/s/ Sadruddin Currimbhoy
Sadruddin Currimbhoy
President & Principal Executive Officer

Date: February 14, 2008	By:	/s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial & Accounting Officer