Form 10QSB/A
period 2007-12-31
OPTICON SYSTEMS
filed 2008-02-19
CIK 1380277

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

Disclosure Controls and Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management did not use a framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company’s current operations are such that management is aware of all current transactions. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ending December 31, 2007 covered by this Periodic Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion does not relate to reporting periods after December 31, 2007.

Inherent Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

The Company’s management, including the President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OptiCon Systems, Inc.
(Registrant)

Date: February 18, 2008	By:	/s/ Sadruddin Currimbhoy
Sadruddin Currimbhoy
President & Principal Executive Officer

Date: February 18, 2008	By:	/s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial & Accounting Officer