Form 10-Q
period 2008-03-31
OPTICON SYSTEMS
filed 2008-05-16
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: March 31, 2008 (Third Quarter)

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
Yes ☐  No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008 was   34,474,856 shares.

Transitional Small Business Disclosure Format (Check one):
Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Balance Sheet

March 31,
ASSETS	2008
(unaudited)
Current assets
Cash and cash equivalents	$83
Prepaid expenses	12,000
Total current assets	12,083
Property and equipment, net	6,165
Intangible assets, net	213,112
Other assets	625
Total assets	$231,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$8,161
Accounts payable	10,832
Accrued expenses	295,706
Note payables	6,000
Note payable – Related parties	65,775
Debentue payable – Related party	281,401
Total current liabilities	667,875

Stockholders’ Deficit
Common stock, $.001 par value, 250,000,000 shares
authorized, 34,474,856 issued and outstanding	$34,475
Additional paid-in capital	1,191,551
Subscription receivable	(350)
Deficit accumulated during the development stage	(1,661,566)
Total stockholders’ deficit	(435,890)

Total Liabilities & Stockholders' Deficit	$231,985

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Operations

					Period October
					22, 2004
	For the Nine Months Ended		For the Three Months Ended		(inception) to
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008
	(unaudited)		(unaudited)		(unaudited)

Net sales	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
Salaries and benefits	148,514	481,500	39,980	160,500	1,429,014
Consulting services	76,000	6,000	38,200	-	146,498
General & administrative	(1,742)	20,207	5,434	8,902	90,689
Allocable software costs	-	(22,779)	-	-	(115,111)
Legal & accounting	26,500	31,418	4,500	8,320	89,363
Operating income (loss)	249,272	516,346	88,114	177,722	1,640,453

Non operating income (expense)
Interest expense	(9,917)	(5,858)	(3,961)	(2,160)	(21,315)
Miscellaneous income	-	-	-	-	202
	(9,917)	(5,858)	(3,961)	(2,160)	(21,113)

(Loss) from operations before income taxes	(259,189)	(522,204)	(92,075)	(179,882)	(1,661,566)

Provision for income taxes	-	-	-	-	-
Net income (loss)	$(259,189)	$(522,204)	$(92,075)	$(179,882)	$(1,661,566)

Net (loss) per share
Basic	$(0.008)	$(0.017)	$(0.003)	$(0.006)	$(0.064)
Diluted	$(0.008)	$(0.017)	$(0.003)	$(0.006)	$(0.064)

Weighted average common shares outstanding
Basic	33,587,621	31,612,500	33,594,856	31,612,500	26,171,287
Diluted	33,587,621	31,612,500	33,594,856	31,612,500	26,171,287

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Deficit
For the Period October 22, 2004 (date of inception) through March 31, 2008

					Deficit
					Accumulated
					During the
	Common		Additional	Subscription	Development
	Shares	Stock	Paid-in Capital	Receivable	Stage	Total

Balance at October 22, 2004	-	$-	$-	$-	$-	$-
Issuance of common shares in exchange for
organization efforts	4,817,143	4,817	11,183	-	-	16,000
Issuance of common shares in
exchange for services	1,505,357	1,505	3,495	-	-	5,000
Net (loss)	–	–	–	-	(21,000)	(21,000)
Balance at June 30, 2005	6,322,500	6,322	14,678	-	(21,000)	-
Issuance of common shares in exchange for
Opticon software and other assets	25,290,000	25,290	74,710	-	-	100,000
Issuance of common stock purchase
warrants in exchange for services	-	-	17,999	-	-	17,999
Net (loss)	-	-	-	-	(656,885)	(656,885)
Balance at June 30, 2006	31,612,500	31,612	107,387	-	(677,885)	(538,886)
Issuance of common stock purchase
warrants in exchange for services	-	-	16,499	-	-	16,499
Net (loss)	-	-	-	-	(724,492)	(724,492)
Balance at June 30, 2007	31,612,500	31,612	123,886.00	-	(1,402,377)	(1,246,879)
Issuance of common stock dividend	1,982,356	1,983	(1,983)	-	-	-
Issuance of common stock for services	60,000	60	2,940	-	-	3,000
Sale of common stock for cash	700,000	700	-	-	-	700
Subscription receivable	-	-	-	(350)	-	(350)
Capital contribution on cancellation of debt	-	-	1,042,828	-	-	1,042,828
Net (loss)	-	-	-	-	(61,764)	(61,764)
Balance at September 30, 2007 (unaudited)	34,354,856	34,355	1,167,671	(350)	(1,464,141)	(262,465)
Issuance of common stock for services	120,000	120	23,880	-	-	24,000
Net (loss)	-	-	-	-	(105,350)	(105,350)
Balance at December 31, 2007 (unaudited)	34,474,856	34,475	1,191,551	(350)	(1,569,491)	(343,815)
Net (loss)	-	-	-	-	(92,075)	(92,075)
Balance at March 31, 2008 (unaudited)	34,474,856	$34,475	$1,191,551	$(350)	$(1,661,566)	$(435,890)

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

			Period
			October 22, 2004
	Nine Months Ended		(inception)
	March 31,		March 31,
	2008	2007	2008
	(unaudited)		(unaudited)
Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(259,189)	$(522,204)	$(1,661,566)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,220	1,542	6,295
Issuance of common stock in exchange for services	27,000	16,499	77,498
Change in working capital components:
Prepaid expenses	(12,000)	-	(12,000)
Bank overdraft	8,161	-	8,161
Accounts payable	(4,572)	4,320	22,832
Accrued expenses	111,398	454,320	1,355,236
Net cash (used) by operating activities	(126,982)	(45,523)	(203,544)

Cash Flows From Investing Activities
Purchase of property and equipment	(4,516)	-	(7,460)
Purchase of technology	-	(25,780)	(113,112)
Decrease (increasein other assets	(625)	1,356	(625)
Net cash (used) in investing activities	(5,141)	(24,424)	(121,197)

Cash Flows From Financing Activities
Sale of common stock, net of subscription	350	-	350
Repayments of loans payable	(6,000)		(6,000)
Loan payable – Related parties	134,277	73,648	330,474
Net cash provided by investing activities	128,627	73,648	324,824
Net increase (decrease) in cash and cash equivalents	(3,496)	3,701	83

Cash And Cash Equivalents
Beginning	3,579	1,386	-
Ending	$83	$5,087	$83

Supplemental Disclosure on Interest and Income Taxes Paid:
Interest paid for the periods	$-	$-	$-
Income taxes paid for the periods	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
Issuance of common stock for software and other assets	$-	$-	$105,000
Issuance of common stock for services	$-	$16,499	$16,499
Conversion of accounts payable to notes payable	$12,000	$-	$12,000
Sale of common stock subscription	$350	$-	$350
Dividend on common stock	$1,982	$-	$1,982
Conversion of note payable and accrued interest to debenture payable	$281,401	$-	$281,401
Settlement of accrued expenses for common stock	$1,042,827	$-	$1,042,827

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

1. Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The balance sheet as of March 31, 2008, the statements of operations and statements of cash flows for the nine and three months ended March 31, 2008, and 2007, and for the period October 22, 2004 (date of inception) through March 31, 2008 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine and three months ending March 31, 2008 are not necessarily indicative of results expected for the full year ending June 30, 2008.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2008 and for all periods presented, have been made.

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

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

(d) Revenue Recognition

The Company is principally in the business of licensing fiber optic management software, OptiCon Network Manager.  In accordance with Statement of Position 97-2 – Software Revenue Recognition, revenue from licensing the software will be recognized upon installation and acceptance of the software by customers.  When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year.  Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement.

(e)   Capitalized Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.  Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.  Amortization begins when the product is available for release to customers. Software development costs will be amortized based on the estimated economic life of the product.  Capitalized software costs at March 31, 2008 amounted to $213,112.

(f) Impairment of Intangible Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at March 31, 2008.

(g)  Earnings (Loss) Per Share

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

(h) Impact of Recently Issued Accounting Pronouncements

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

2.  Going Concern

For the nine and three months ended March 31, 2008, the Company incurred a loss of $259,189 and  $92,075, respectively.  For the period October 22, 2004 (date of inception) through March 31, 2008, the Company incurred a cumulative net loss of $1,661,566.  At of March 31, 2008, the Company had a working capital deficit of $655,792 and $83 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its parent company, and its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict

3.  Intangible Assets

Intangible assets consist of the following:

March 31, 2008
Opticon fiber optic management software	$212,112
Trademarks	1,000
$213,112

On July 26, 2005, the Company purchased the OptiCon Network Manager software system from FutureTech for $100,000, consisting of version R3 and R4.  At the time of the purchase, the software system was out of date and had to be updated and integrated with current business software systems, before it could be distributed to customers.  During the period October 22, 2004 (inception) though March  31, 2008, the Company allocated direct labor costs, and indirect costs and expenses of $115,111 relating to this effort.  During the nine and three months ended March 31, 2008 the Company did not allocate any costs and expenses to the software development.  The development of R3 software system was completed during the quarter ended December 31, 2006, and is available for distribution to customers, although no sales have been made.  Amortization of the capitalized software costs will begin when the software is actually sold to customers.  At March 31, 2008, the R4 software system was not yet completed.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

  4.   Accrued Expenses

Accrued expenses as of March 31, 2008 are summarized as follows:

Accrued Salaries	$239,000
Accrued Vacations	21,937
Payroll Tax Liabilities	28,202
Accrued Interest	4,567
Accrued Consulting	2,000
$295,706

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

As of March 31, 2008, the accrued compensation amount was $239,000.  As of March 31, 2008, the Company also accrued vacation pay under employment agreements in the amount of $21,937.

(b) Loan from Related Parties

On September 6, 2005, Mr. Talari, one of the Company’s directors agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.

On December 15, 2007, the Company agreed to convert the outstanding amount of the note of $264,699 and accrued interest thereon of $16,702 into a 5% convertible debenture due December 31, 2008 in the aggregate amount of $281,401.  The Company also accrued interest on the debenture in the amount of $4,125 at March 31, 2008.  The debenture in convertible into shares of the Company’s common stock at the rate of $0.05 per share.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

During the quarter ended March 31, 2008, Mr. Talari made advances to the Company, on the unsecured $350,000 loan, in the aggregate amount of $57,150 which remains outstanding at March 31, 2008.  In addition, the Company accrued interest on these loans in the amount of $442 at March 31, 2008.

Mr. Talari has the option to convert any part of the principal and/or interest outstanding into the Company’s common stock at a thirty percent discount of the last five (5) days’ average bid price, once the Company becomes fully reporting and trading in a national market.

During the nine months ended March 31, 2008, Hathaway Corporation, OptiCon’s former parent company, paid expenses on behalf of the Company. Most of these expenses were paid by Hathaway at the time OptiCon was still a subsidiary.  At March 31, 2008, the amount owed to Hathaway was $8,625.

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

9.  Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for nine and three months ended March 31, 2008, or for the period October 22, 2004 (date of inception) through March 31, 2008.

The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2008 based on uncertainties concerning the Company’s ability to generate taxable income in future periods. The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

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

Rent expense for the nine and three months ended March 31, 2008 and for the period October 22, 2004 (date of inception) through March 31, 2008 was $5,537, $1,945 and $18,994 respectively.

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

On February 27, 2008, by mutual agreement between Cinelight Studios and the Company, the agreement was cancelled, specifying that no payments have been made by the Company, and that the issuance of Opticon’s common shares under the agreement is rescinded.

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

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $83 in cash at March 31, 2008, and $292,850 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements.  Our management believes our cash and credit line will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan.  We believe full implementation of our plan of operations and completion of development of the R4 system will cost approximately $5 million.  We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari.  If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology.  Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

On February 1, 2008, we filed a registration statement on Form S-1, with the Securities and Exchange Commission.  We are offering 5,000,000 shares of our authorized but unissued common stock for sale pursuant to this prospectus in a "self underwritten" public offering.  The offering will continue until we have sold the 5,000,000 shares or terminate the offering.  Our directors and executive officers will offer the shares on our behalf.  Our directors and executive officers will not receive any compensation for sales of the shares which they may make.  We will rely on Rule 3(a)4-11 in that none of our directors and executive officers ever been either a registered securities broker-dealer or an affiliate or associated person thereof.  We will receive the net proceeds from the sale of the 5,000,000 shares. Our registration statement has not yet been declared effective, and there is no assurance it will be declared effective.  There is no assurance we will be able sell all or any of these shares. We plan to attempt to recruit registered securities broker-dealers to assist us with the sale of the shares.  In the event we are able to do so, we expect to pay commissions and other compensation up to ten percent of the gross sales price, or $0.10 per share to participating broker dealers, none of whom will be permitted to sell more than 9.99 percent of the offering, unless we amend the registration statement of which this prospectus is a part to identify such broker-dealers as underwriters and to disclose their compensation arrangements.

Our Marketing Plan

The first phase in our plan of operations, subject to adequate funding, will be implementation of our sales and marketing plan. We plan to initially contact those companies to which Corning Cable licensed the Opticon Network Manager software to offer maintenance and professional services with respect to the R3 software they continue to utilize. Since Corning Cable stopped supporting the R3 software, these companies have been without a means to maintain and support the software. We would able to provide them with seamless integration with other programs or newer version of programs being used, and provide them with full maintenance and support. Corning Cable has provide us with a list of companies they had previously used their software.  We have contacted a number of these companies, and have found that the have a keen interest in our software.  We are unable to sell our software customers until we are able to raise funds to provide adequate support for the software.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2008 and 2007.

For the three months ended March 31, 2008, we incurred a net loss of $92,075.  Of this loss, $64.791, consisting of depreciation ($811) and deferred compensation to our employees ($39,980), and issuance of common stock in exchange for services ($24,000) did not require the use of cash.  Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $153,794.

For the three months ended March 31, 2007, we incurred a net loss of $179,882. Of this loss, $161,392, consisting of depreciation ($892) and deferred compensation to our employees ($160,500) that did not represent the use of cash.  These changes plus others brought the total cash used in operations to $45,523.

At March 31, 2008, we had no contractual obligation or material commercial commitments for capital expenditures.

For the nine months ended March 31, 2008 and 2007.

For the nine months ended March 31, 2008, we incurred a net loss of $259,189.  Of this loss, $155,734, consisting of depreciation ($2,220) and deferred compensation and benefits to our employees ($126,514), and payment and/or issuance of our common stock in exchange for services ($27,000) did not require the use of cash.  Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $138,982

For the nine months ended March 31, 2007, we incurred a net loss of $522,204. Of this loss, $488,827, consisting of depreciation ($1,542), deferred compensation and benefits to our officers ($481,500) and payments and/or issuance of our common stock in exchange for services ($16,500) did not represent the use of cash.  These changes plus others brought the total cash used in operations to $45,523.

On September 6, 2005, we obtained a loan commitment from Mr. Talari, one of our directors and controlling person in the amount of $350,000 evidenced by  a master promissory note, due on demand, with interest at the rate of 5% per annum.  On December 15, 2007, we agreed to convert the outstanding amount of the promissory note of $264,699, along with accrued interest of $16,702 into a 5% convertible debenture due on December 31, 2008 in the amount of $281,401.  The debenture is convertible into shares of our common stock at the rate of $0.05 per share.  At March 31, 2008, we have accrued interest of $4,124 on this debenture.

Mr. Talari remains committed to continue funding the Company, so that after the conversion on December 15, 2007 of the outstanding amount on the note and accrued interest to a debenture, we effectively have the full $350,000 promissory note available to us on an as needed basis.  During the quarter ended March 31, 2008, Mr. Talari made advances to the Company under this promissory note in the aggregate amount of $57,150, which remains outstanding at March 31, 2008.  In addition, the Company accrued interest on these loans in the amount of $442 at March 31, 2008.

As of March 31, 2008, we had $83 in cash with which to satisfy our cash requirements for the next twelve months, along with $292,850 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.

Hathaway Corporation, our former parent company, paid expenses on our behalf amounting to $8,625 at March 31, 2008.  Most of these expenses were paid by by Hathaway, while OptiCon was still a subsidiary.  Hathaway does not have any obligation or agreement to make any payments on our behalf.

At March 31, 2008, we had no contractual obligation or material commercial commitments for capital expenditures.

Item 3.  Controls and Procedures

Disclosure Controls and Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management did not use a framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company’s current operations are such that management is aware of all current transactions. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ending March 31, 2008 covered by this Periodic Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion does not relate to reporting periods after March 31, 2008.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 3A(T)

Not applicable

PART II - OTHER INFORMATION

Item 1	Legal Proceedings.

The registrant is not engaged in any legal proceedings at the date of this report.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5	Other Information.

Not applicable.

Item 6	Exhibits

31.A	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.B	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.A	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.B	Principle Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptiCon Systems, Inc.
(Registrant)

Date: May 15, 2008	By: /s/ Sadruddin Currimbhoy
Sadruddin Currimbhoy
President & Principal Executive Officer

Date: May 15, 2008	By: /s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial & Accounting Officer