Form 10-Q/A
period 2008-03-31
OPTICON SYSTEMS
filed 2008-05-21
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Operations

					Period October
					22, 2004
	For the Nine Months Ended		For the Three Months Ended		(inception) to
	March 31,		March 311		March 31,
	2008	2007	2008	2007	2008
	(unaudited)		(unaudited)		(unaudited)
Net sales	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
Salaries and benefits	148,514	481,500	39,980	160,500	1,429,014
Consulting services	76,000	6,000	38,200	-	146,498
General & administrative	(1,742)	20,207	5,434	8,902	90,689
Allocable software costs	-	(22,779)	-	-	(115,111)
Legal & accounting	26,500	31,418	4,500	8,320	89,363
Operating income (loss)	249,272	516,346	88,114	177,722	1,640,453

Non operating income (expense)
Interest expense	(9,917)	(5,858)	(3,961)	(2,160)	(21,315)
Miscellaneous income	-	-	-	-	202
	(9,917)	(5,858)	(3,961)	(2,160)	(21,113)

(Loss) from operations before income taxes	(259,189)	(522,204)	(92,075)	(179,882)	(1,661,566)

Provision for income taxes	-	-	-	-	-
Net income (loss)	$(259,189)	$(522,204)	$(92,075)	$(179,882)	$(1,661,566)

Net (loss) per share
Basic	$(0.008)	$(0.017)	$(0.003)	$(0.006)	$(0.063)
Diluted	$(0.008)	$(0.017)	$(0.003)	$(0.006)	$(0.063)

Weighted average common shares outstanding
Basic	34,355,760	31,612,500	34,474,856	31,612,500	26,338,859
Diluted	34,355,760	31,612,500	34,474,856	31,612,500	26,338,859

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

During the nine months ended March 31, 2008, Hathaway Corporation, OptiCon’s former parent company, paid expenses on behalf of the Company. Most of these expenses were paid by Hathaway at the time OptiCon was still a subsidiary, are included in Note Payable – Related Parties on the balance sheet.  At March 31, 2008, the amount owed to Hathaway was $8,625.

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

For the three months ended March 31, 2007, we incurred a net loss of $179,882. Of this loss, $161,392, consisting of depreciation ($892) and deferred compensation to our employees ($160,500) that did not represent the use of cash.  These changes plus others brought the total cash used in operations to $6,900.

At March 31, 2008, we had no contractual obligation or material commercial commitments for capital expenditures.

For the nine months ended March 31, 2008 and 2007.

For the nine months ended March 31, 2008, we incurred a net loss of $259,189.  Of this loss, $155,734, consisting of depreciation ($2,220) and deferred compensation and benefits to our employees ($126,514), and payment and/or issuance of our common stock in exchange for services ($27,000) did not require the use of cash.  Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $126,982.

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

For the nine months ended March 31, 2008 compared to March 31, 2007 salaries and benefits decreased from $481,500 to $148,514 reflecting the termination of the employment agreements on July 31, 2007 for John Batton, our former CEO and Douglass Wright, our former vice-president.  For the same period, consulting expenses increased from $6,000 to $76,000 reflecting the hiring of a consultant to assist with the marketing of our R3 software system. Additionally, general & administrative expenses decreased from $20,207 to ($1,742) primarily due to the reversal of $27,701 of deferred payroll taxes upon the cancellation of deferred compensation and accrued taxes by John Batton, our former CEO and Douglass Wright, our former vice-president.

For the three months ended March 31, 2008 compared to March 31, 2007 salaries and benefits decreased from $160,500 to $39,980 reflecting the termination of the employment agreements on July 31, 2007 for John Batton, our former CEO and Douglass Wright, our former vice-president.  For the same period, consulting expenses increased from $-0- to $38,200 reflecting the hiring of a consultant to assist with the marketing of our R3 software system.

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

Hathaway Corporation, our former parent company, paid expenses on our behalf amounting to $8,625 at March 31, 2008.  Most of these expenses were paid by by Hathaway, while OptiCon was still a subsidiary, and included in Note Payable – Related Parties on the balance sheet  .  Hathaway does not have any obligation or agreement to make any payments on our behalf.

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

OptiCon Systems, Inc.
(Registrant)

Date: May 21, 2008	By: /s/ Sadruddin Currimbhoy
Sadruddin Currimbhoy
President & Principal Executive Officer

Date: May 21, 2008	By: /s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial & Accounting Officer