Form 10-K
period 2008-06-30
OPTICON SYSTEMS
filed 2008-10-16
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 000-52488

OPTICON SYSTEMS, INC
(Exact name of registrant as specified in its charter)

Nevada	20-2583185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

First floor, 1701 West Northwest Highway
Grapevine, TX 76051
(Address of principal executive offices)

817-305-0628
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
None	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 30,  2008:

Common stock, par value $0.001 per share	71,053,946
Other	None

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted: NONE

OPTICON SYSTEMS, INC

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2008

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language, and among other things:  (i) events that may occur in the future, (ii) implementation of our business model; development and marketing of our products and services and (iii) prospects for revenues and profitability.  All forward-looking statements included in this document are based on information available to us on the date hereof.  We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties.  Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.

Item 1.  Business

Background information

OUR HISTORY

“We”, “us” and “our” refer to OptiCon Systems, Inc., a Nevada corporation.

The history of our incorporation and our ownership, in chronological order, is as follows:

●	We were incorporated in Nevada on October 22, 2004.
●	J. Marshall Batton, Jeffrey A. Hoke, Jacques Laurin and Douglass W. Wright were our founders and original stockholders, each then owning twenty-five percent of our common stock.
●
On July 29, 2005, FutureTech Capital LLC, a company entirely owned by Saed Talari, acquired eighty percent of our common stock as a result of our acquisition of the Opticon Network Manager software (see below) from FutureTech and the stock ownership of each of our founders was reduced to five percent.

●
Also on July 29, 2005, following our acquisition of the Opticon Network Manager software, FutureTech and our founders exchanged all of our issued and outstanding common stock for an aggregate of sixty-six percent of Isys Medical’s (formerly Hathaway Corporation) issued and outstanding common and all of its preferred stock; and, as a result of the exchange, we became a wholly owned subsidiary of Isys Medical.

●
Before the exchange of our shares for Isys Medical’s shares, Mr. Talari legally and beneficially owned eighty-eight percent of Isys Medical’s common stock and beneficially owned through FutureTech eighty percent of our common stock.

●	After the exchange, our founders each owned directly four percent of Isys Medical’s common stock and Mr. Talari, directly and indirectly, owned eighty percent of Isys Medical’s common stock.
●	On April 4, 2006, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.30107143.
●	In connection with Isys Medical announcement to spin off OptiCon Systems, our Board of Directors approved a stock dividend of 99,118 of our common stock payable to Isys Medical.
●
On July 31, 2007, Mr. Batton and Mr. Wright, our founders, accepted 35,000 (post-split) shares of our common stock in lieu of deferred compensation and in cancellation their respective, non-expiring rights under their employment agreements to maintain their individual ownership of our common stock to a level of four percent of our issued and outstanding shares.

●	On August 31, 2007, Isys Medical paid a stock dividend to its stockholders consisting of 100% of our outstanding common. As of this date, we ceased being a subsidiary of Isys Medical.
●
On June 10, 2008, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.05.  Statement of all share amounts, whether before of after June 10, 2008, in this annual report have been adjusted for the share consolidation.

●
On July 1, 2008 and August 7, 2008, Mr. Talari converted the principal amount and accrued interest of two convertible debentures into 56,326,560 and 12,003,734 shares of our common stock respectively.  After these conversions, Mr. Talari legally and beneficially owned eighty-nine percent of our common stock.

Before our acquisition of the Opticon Network Manager software, both Isys Medical (formerly Hathaway) and FutureTech were under the direct, common control of Mr. Talari. Prior to our acquisition of the Opticon Network Manager software, Mr. Talari had no control over us. With that acquisition, however, we also came under Mr. Talari’s indirect control. Although Mr. Talari may be deemed to have determined or had a controlling influence on the terms of the exchange of stock between our stockholders and Isys Medical, because he owned (a) all the stock of FutureTech which was our then eighty-percent stockholder and (b) eighty-eight percent of Isys Medical’s common stock, Mr. Talari did not control the decision of our founders who owned twenty percent of our common stock and who have advised us they made independent, individual decisions to enter into the exchange of their stock in us for Isys Medical common stock. See the following table which details the aggregate of Mr. Talari’s direct and indirect stock ownership of each entity at each stage of the history described above:

	Mr. Talari’s stock ownership percentage
Transaction Stage	Neuworld Communications	Isys Medical	FutureTech	Opticon Systems
Our incorporation	100	88	100	None
Our acquisition of the Opticon Network Manager	100	88	100	80
Our acquisition by Isys Medical	100	80	100	80
Conversion of 2 Debentures	100	80	100	89

The address of our executive offices is First Floor, 1701 West Northwest Highway, Grapevine, Texas 76051 and our telephone number at that address is 817-305-0628. The address of our web site is www.opticonsystemsinc.com The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

OUR ACQUISITION OF THE OPTICON NETWORK MANAGER SOFTWARE

The history of our acquisition of the Opticon Network Manager software and related assets, in chronological order, is as follows:

●	We signed a pre-incorporation agreement dated as of August 19, 2004 with FutureTech to purchase the Opticon Network Manager software and assets.
●	FutureTech did not own or have a contract to purchase the Opticon Network Manager software and assets at that time.
●	The stated purchase price was $42 million.
●
FutureTech signed an agreement on July 26, 2005 with Corning Cable Systems, Inc., a subsidiary of Corning Incorporated, to purchase the Opticon Network Manager software and assets for a cash purchase price of $100,000.

●	The agreement between FutureTech and Corning Cable was identical in all respects, other than price, to our existing agreement with FutureTech.
●	FutureTech’s purchase from Corning Cable was completed on July 29, 2005.
●	We amended our agreement with FutureTech on July 29, 2005, changing our purchase price to 1,264,500 shares (or eighty percent) of our common stock.
●	We completed our acquisition of the Opticon Network Manager software from FutureTech on July 29, 2005.

OUR LICENSES OF THE OPTICON NETWORK MANAGER SOFTWARE FROM CORNING CABLE

We were informed by Corning Cable that it had licensed the R3 version of the Opticon Network Manager software to approximately sixty operators of multiple cable television systems (“MSOs”). We believe those licensees installed the Opticon Network Manager software on about 150 individual cable television systems. Corning Cable’s licensees included ten of the twenty-five largest cable providers at that time, among others. Corning Cable’s licensees for the R3 Opticon Network Manager software included:

●	Comcast Corporation;
●	Comcast Corporation;
●	Charter Communications.

We understand that those licenses involved a non-exclusive, perpetual, paid-up, right to use the Opticon Network Manager software as it existed at the time of the license. Corning Cable’s licensees did not obtain, however, the ability to maintain, modify or upgrade the software themselves, because they received only the part of software program that runs on their computer systems (“object code”) and did no receive, have a right to receive or have access to the computer code on which the object code is based (“source code”) and is essential to maintenance, modification and upgrading the object code. We purchased the sole and exclusive right and title to source code for the R3 version of the Opticon Network Manager (as well as all the documentation for the partially developed R4 version). We do not have any obligation to support, maintain or upgrade the software under Corning Cable’s licenses, nor do we have any liability associated with its performance. Those licenses exist without any impact on our ownership of the Opticon Network Manager software, which includes both the source code and the object code, and our right and ability to as the sole owner to license the Opticon Network Manager software to others.

We believe a substantial number of the approximately 150 installations of the R3 Opticon Network Manager software are still in use, including those on the cable systems of Comcast, TimeWarner and Charter Communications. We believe the MSOs who are still using the R3 Opticon Network Manager represent an opportunity for us to sell support and maintenance services, which they do not now have and cannot provide for themselves. We believe they also represent a market for our R4 version, if and when we complete development of it (of which there is no assurance). There is no assurance, however, that Corning Cable’s licensees will have an interest in buying support and maintenance services from us, or that they will have an interest in buying licenses to the R4 version from us. We believe that even if we are unable to sell service and support services to Corning Cable’s licensees, the MSOs who have not licensed from Corning Cable, as well as other types of fiber cable system operators described below, provide us with a substantial, potential market for the Opticon Network Manager software.

CORNING CABLE’S TERMINATION OF ITS BUSINESS RELATED TO THE OPTICON NETWORK MANAGER SOFTWARE

Corning Cable developed the Opticon Network Manager software, beginning in 1995 as an outgrowth of its fiber optic cable business. Corning Cable developed three versions of the Opticon Network Manager software, concluding in March 2003 with the R3 version. Corning Cable also began development of the next-generation R4 version of the Opticon Network Manager software, up to the point at which writing the source code and testing the object code were the next and final development steps. According to software development standards, this point of development constitutes seventy-five percent completion. We believe the Opticon Network Manager software was the most widely used fiber optic network management software in use at that time. Corning Cable decided in 2003 to terminate its involvement in the fiber optic cable network management software industry. Corning disclosed in its annual report on Form 10-K for 2002 filed with the U.S. Securities and Exchange Commission that “During 2002 Corning continued the restructuring efforts that began in the second quarter of 2001. The telecommunications industry continued to decline over the course of the year as the trends exhibited in 2001, such as softness in demand, excess capacity, increased intensity of competition and growing pressure on price and profits have persisted.” The notice sent by Corning Cable to its licensees dated May 27, 2003 stated that its reason for terminating its Opticon Network Manager operations was “Due to the extended downturn in the telecom industry there has been a significant reduction in demand for these products and services.” Corning’s annual report on Form 10-K for 2003 filed with the Commission disclosed that “We have been able to reduce the loss in the Telecommunications segment in 2003 by closing plants and reducing costs”. We believe that terminating support for and continued development of the Opticon Network Manager software was one of these cost reducing measures enacted by Corning.

WHAT WE PURCHASED FROM CORNING CABLE

As noted above, we purchased the Opticon Network Manager software (both the operational Release 3.x and proposed Release 4.x, as identified in the agreements) indirectly from Corning Cable, with FutureTech as a temporary, intermediary owner. Our contract to purchase the Opticon Network Manager from FutureTech was, in all material respects, a mirror image of FutureTech’s agreement with Corning Cable. Both agreements provided for purchase and sale of “substantially all of the assets that are used by [Corning Cable] to conduct OptiCon related business”. The agreements provided for the “[sale], transfer, [assignment and delivery]” of the assets “in perpetuity, free and clear of all encumbrances” and “all right, title and interest”. The assets included the “brand name”, all “tangible personal property”, “all Federal, state, local and foreign governmental licenses, consents, approvals, authorizations, permits, orders, decrees and other compliance agreements”, “all OptiCon Intellectual Property Rights and Licensed Software, and the goodwill associated therewith, licenses and sublicenses granted in respect thereto and rights there under”, “all customer, supplier, advertiser and mailing lists”, “all business and financial records, books, ledgers, files, plans, documents, correspondence, lists, plats, architectural plans, drawings, notebooks, specifications, creative materials, advertising and promotional materials, marketing materials, studies, and reports relating in any manner to, or used in connection with the operation of, OptiCon or to the Acquired Assets, in whatever media they exist”, “all goodwill” and “all inventory”. The agreements specifically provide that the purchaser (FutureTech and subsequently us) do not assume, discharge or perform any liabilities, as defined, “related to Opticon”, which we maintain includes liabilities under the existing licenses. At each closing, the purchaser received a bill of sale for tangible assets, an assignment of intangible personal property, a trademark assignment and a general assignment of intellectual property assets. And, the seller in each case undertakes to “execute and deliver such other instruments of sale, transfer, conveyance, assignment and confirmation, and will take such further action, as may be reasonably requested in order to more effectively transfer, convey and assign to, and to confirm [the buyer’s] title”. The foregoing is a summary of the things acquired first by FutureTech from Corning Cable and second by us from FutureTech. The agreements contain other provisions necessarily related to the transactions. Reference is made to full agreements which are filed as exhibits to this annual report. All summaries of selected provisions of the agreements in this annual report are subject to the actual agreements.

OUR BUSINESS

What Our Technology Does

The Opticon Network Manager software is designed to manage large fiber optic cable networks more efficiently, as compared to Excel spread sheets which were the medium of network management in use at the time the original version of the Opticon Network manager was introduced. The R3 Opticon Network Manager software significantly reduces the time and expense required to install, manage, maintain and repair a fiber optic cable system. These reductions are principally the result of:

●	The ability to map and determine the status of each strand in a fiber optic cable,
●	The ability to automatically determine when a cut, break or fault has occurred, and
●	The ability to identify the actual physical location of a cable cut, break or fault within five feet.

Based on our review of the fiber optic management software against which the Opticon Network Manager now competes, we believe that none of them provide these features. See “Competition”, below.

The OptiCon R4 system of the Opticon Network Manager software will not only have all the features of the OptiCon R3 system, but also is designed for use on:

●	An entirely fiber optic network, just like the OptiCon R3 system, and
●	A network which has a combination of fiber optic cable and copper wire cable.

Based on our review of the fiber optic management software against which the Opticon Network Manager now competes, none of them function across an entire hybrid system composed of fiber optic and copper wire cables. Development of the OptiCon R4 system is seventy-five percent complete, according to software development industry standards. The OptiCon R4 system is not ready for commercial sale.

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

As cable operators move into voice services they move into a QoS which requires a 99.999% “uptime” (the standard for telephony service providers). While subscribers to cable television and the Internet on a fiber optic cable system may accept service outages of up to hours and even days as an inconvenience or irritation, interruption of telephone service (voice) of even much shorter duration is unacceptable to consumers. This is particularly true with respect to emergency 911 service. Providing telephone service over fiber optic cable becomes commercially feasible only with the ability to (a) provision (provide service to) new customers promptly, (b) reduce service interruptions by effective management and maintenance, (c) quickly restore service when interruptions occur due to cable cuts, breaks and faults and (d) reduce the cost of maintenance, service and repair to a level comparable to copper wire cable. Based on the experience of our former chief executive officer at Lucent Technologies’ NetCare division in sales, installation and management of copper wire cable systems, these types of service interruptions in copper wire cable require an average of 1.6 service crews (“truck rolls”), as compared to the experience of fiber cable system which, based on information we obtained from Corning Cable, require an average eight truck rolls for each cut, break or fault in a fiber optic cable.

The Advantages of Our Technology

The Opticon Network Manager software, among other things described below,

●	Isolates cable cuts, breaks and faults, service degradation and other “optical events” to within plus or minus five feet of the event; and
●
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

Additional features of the Opticon Network Manager software include the ability to:

●	Track fiber strands in use,
●	Track fiber strands available for use (that is, attached to equipment, but not in use), and
●	Track fiber strands in inventory (available, but not attached to any equipment, or dark).

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

The OptiCon R3 system provides a single repository for all data which documents the fiber optic cable network. During installation, the OptiCon R3 system interfaces with the operator’s work order system to ensure the accurate collection of all data relevant to the ongoing management of the network. For example, it tracks all of the components of the system, it maps both outside locations and inside equipment and their layouts, it maps and tracks all network connections and all customers served.

After installation of the fiber optic network, the OptiCon R3 system provides these additional four capabilities:

●	It improves the circuit assignment process and provisioning of new customers during the implementation phase;
●	It automates the network management and maintenance functions;
●	It complements a carrier’s existing systems and databases; and
●	It is accessible to personnel at all levels.

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

The OptiCon R3 system is customizable, allowing users to specify unique reporting options to reflect specific needs. These features both reduce the cost of implementation by extending the functionality of the operator’s existing systems, while reducing response times and allowing immediate access to critical data.

In order to provide a GPS location within plus or minus five feet, the OptiCon R3 system:

●	Accepts cable system design data to determine the distance between two points in a network;
●	Accepts inputs from the installing field crew, such as a variety of local data points (such as point to point sheath lengths, GPS coordinates, elevations and slack in the cable at any point);
●
Stores all of the specific information on fiber cable manufacturer’s product number and specific characteristics (each product line within a manufacturer’s product offering can have different specifications); and

●	Manages all network information in a single data base and GIS system.

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

Our next-generation product

The OptiCon R4 system is our next generation of fiber optic network management software, which requires an estimated twenty-five percent final development before it can be commercially licensed. The OptiCon R4 system is being designed to address two major deficiencies in the OptiCon R3 system. These are:

●	It will manage both fiber optic cable and copper wire cable in a hybrid cable system; and
●	It will have an interface that will enable it to work with other software applications, for example, to easily give and receive information from a client’s existing work order system.

And, it also has an easy-to-use web-browser user interface.

We have established the following schedule to complete the commercial development of the OptiCon R4 system.

●	A demonstration system within ninety days after funding;
●	A beta version of the software in 180 days after funding; and
●	General availability release in twelve months after funding.

We purchased all of the documentation for the Opticon R4 system from Corning Cable. As noted above, by industry standards, this documentation constitutes approximately seventy-five percent completion of the Opticon R4 system when we acquired it from Corning Cable. To complete commercial development of the R4 system, we must write the source code for the Opticon R4 system and test the resulting object code (the code that actually runs on the computer), including the debugging process, before we can offer the Opticon R4 system for licensing. We have not done any development work on the Opticon R4 system after we purchased it from Corning Cable, nor do we have the funding available at the present time to hire programmers and purchase computer equipment needed to write the source code and test the object code. See, Plan of Operations and Liquidity and Capital Resources. Without adequate funding, we will not be able to produce a marketable Opticon R4 system. There is no assurance we will be able to obtain any or adequate funding to complete the development of and market the R4 Opticon Network Manager. In the event we are able to obtain adequate funding, we believe writing the source code based on Corning Cable’s documentation (which itself has been developed from the operational R3 version) will be a straight-forward undertaking without any unexpected complications. With adequate funding, we estimate that writing the source code and testing the object code will require less than three months to complete.

How We Will Deliver The Opticon Network Manager Software

We plan to deliver the Opticon Network Manager software to our licensees on compact disks that we will produce and manufacture.

Who Uses Our Technology

Every business with a fiber optic cable network is a potential customer for the Opticon Network Manager software. These companies deliver voice, data and video to customers. These companies include:

●	Telephone companies who install and maintain their own network; and
●	Cable television system operators.

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

Potential Customers and Marketing

We view the principal customers for the Opticon Network Manager software to be:

●	Independent operating companies (IOC),
●	Independent local exchange carriers (ILEC),
●	Regional Bell operating companies (RBOC), and
●	MSOs who are not licensees of Corning Cable represent additional customers for the Opticon Network Manager software.

We believe the IOCs, ILECs, RBOCs and the MSOs who are not Corning Cable’s licensees represent a far greater market and greater potential customer base for the Opticon Network Manager in the United States alone that the customer base of which we may be viewed as being deprived by Corning Cable’s existing licenses. As noted above, even Corning Cable’s licensees represent a market opportunity for maintenance and support services, as well as upgrade to the R4 version, if and when it is ready for commercial licensing.

We plan to target seven regional consulting firms who dominate the IOC marketplace to become resellers of the Opticon Network Manager software.

Our marketing strategy has three basic phases.

The first phase will be contacting all of Corning Cable’s licensees of the OptiCon R3 software - potentially sixty different companies with about 150 potential, existing installations. We believe many of these companies may continue to use the R3 software as their network management system, but without the ability to maintain it themselves. We plan to contact these companies to see if they would be interested in upgrades, re-installations, service, maintenance and technical support.

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

The network management system is the key management tool in any optic fiber-based network. We believe the following criteria will be important in the review of our products:

●	The degree to which any solution meets the user’s needs.
●	The ability of the user to modify any solution to meet internal needs.
●	The ability of any solution to communicate with the user’s existing systems.
●	The ability of the vendor to technically support the solution.
●	The ability of the vendor to provide services that will be needed to implement the solution.

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

Once the network management center is operating to the customer’s satisfaction, we will transfer the operation to the customer.

Other organizations that we expect to compete with may already have the professional services organization, but we believe they do not have the solution or the operational knowledge.

Our Business Strategy

To our knowledge, the Opticon Network Manager software provides the only available network management system that solves fiber optic system service and provisioning issues at a cost comparable to a copper wire cable system. We believe that network management systems are “core” systems. In general, a core system is acquired from a single vendor and is deployed network-wide by a service provider.

In addition, the decision of the Federal Communications Commission in March 2004 declaring the “last mile in fiber” (that is the cable from street to the user’s home or premises) will to be a “private asset”. What this means is that this “last mile” is not required to be shared on a discount basis with competing service providers.

As a result of these factors, core system and “last mile” decisions, we believe a strong demand for the Opticon Network Manager software exists and will grow in the short term. We believe our business strategy of concentrating on the fault isolation, detection and correction and the capacity planning element of being able to inventory and manage the dark fiber, as well as the active and inactive fiber, addresses the existing need and a growing demand. Based on our estimated comparisons of maintaining fiber optic network systems with and without the OptiCon Network Manager and information about the costs of maintaining copper wire cable systems, we believe the OptiCon Network Manager software can reduce maintenance costs by as much as four fold bringing it in line with the maintenance cost of copper wire cable systems.

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

In April 2006, we appointed Marketing Solutions International, Inc. as our non-exclusive agent to sell our Opticon Network Manager software to customers in Europe and the Arabian peninsula on a best efforts basis. The appointment is for one year, and automatically renews for an additional six months, unless terminated by either party in writing thirty days prior to the expiration of the initial term. MSI will receive a commission of ten percent of amounts collected for sales it facilitates. We do not intend to restrict MSI to the territories identified in the agreement, but to permit it to market worldwide. At the date of this annual report, MSI has informed us that they intend to market the Opticon Network Manager software in India, Pakistan, England, Norway, Germany, Cameroon and Gabon. No sales have been made under the agreement. Information about MSI can be found on the Internet at www.marketingsolutionsintl.com.

In September 2006, we entered into a one-year Joint Distribution Agreement with Anritsu Corporation of Japan. Under this agreement we grant to Anritsu and Anritsu grants to us the non-exclusive right to sell to our respective end-user customers a remote fiber test system that is comprised in part or in whole of Anritsu’s remote test units (RTU). Our agreement with Anritsu terminated. No sales have been made under the agreement.

Our Intellectual Property and Its Protection

Our intellectual property consists of all of Corning Cable’s intellectual property related to the Opticon Network Manager software. Our rights by purchase in our intellectual property are equivalent to that of any developer or creator of intellectual property. We have exclusive ownership of the Opticon Network Manager software, with the exclusive right to license it to others. See, “Licensing of the Opticon Network Manger Software by Corning Cable” and “What We Purchased From Corning Cable”. Corning Cable’s existing licenses to use the Opticon Network Manager software do not have any impact on our right and title to Opticon Network Manager software. Those licenses are analogous to selling copies of a book, which have no impact on the ownership of the copyright or intellectual property that is embodied in the book and the right to sell additional copies of the book.

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

We acquired the name Opticon and the design associated with it from FutureTech. The trademark was acquired by FutureTech from Corning Cable. The trademark is not registered. At the present time, two other companies have trademark registrations for “Opticon”, one for bar code scanners and another for educational seminars in computer software. There is no assurance one of these companies, or others may not claim that our corporate and product name infringe their registered trademarks.

We do not have any issued patents and pending patent applications covering the Opticon R3 Network Manager Software. We may file applications for one or more patents, in the event we determine that features of the Opticon R4 system may be patentable.

Our Opticon software is protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary information. Neither we, nor to our knowledge Corning Cable, has filed a U.S. copyright registration. We may file a registration for the Opticon R4 system when it is complete. We take measures to label our product with the appropriate proprietary rights notices, and we plan to actively enforce such rights in the U.S. and abroad. We believe that our ability to maintain and protect our intellectual property rights is important to the success of our business. Our intellectual property is at this time our only asset that will enable us to engage in our planned business. The measures for its protection described in this section may not provide sufficient protection, and our intellectual property rights may be challenged. Efforts to enforce our intellectual property rights in litigation, or defend suits brought against us for copyright infringement, which we do not have reason to expect, would be expensive and consume substantial amounts of our management’s time. Our ability to pursue remedies against person who we believe may infringe our intellectual property rights will depend on our financial condition from time to time.

Competition

Our competitions’ OSS systems cannot provide, at the present time, most of the features and functionality of the Opticon Network Manager software.

The Opticon Network Manager software starts at a vastly different level of granularity compared to competing OSS suites. OSS suites are element managers, managing logical, not physical, network configurations. They manage the hardware (primarily, switches and routers) on the network and identify circuits by the hardware ports to which the fiber is hook up. We manage the physical network at the fiber strand level in the fiber optic cable. This is the reason we can inventory to the fiber strand level whether the strand is hooked up to a port or not. This is the reason why we can apply metrics to the cable and our competitors’ OSS Systems cannot do so at the present time. OSS suites are dealing with a logical representation of the network based on the equipment on the network. We are dealing with the physical characteristics of the network.

We compete against a number of companies who provide OSS/network management solutions. Those companies presently provide only a small part of the solution that must be integrated by the user into a total solution, or the competitor’s solution was built for a copper network and doesn’t have the capabilities to provide effective management of a fiber optic system.

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

Our Employees

At the date of this annual report, we have no full-time and two part-time executive employees. Also, Jeffrey A. Hoke and Jacques Laurin, both current or former Corning Cable employees, are providing consulting services and are expected to join us on a full-time basis when we have funding at a minimum level of $1,000,000. Also, if we are successful in obtaining this minimum funding amount and licensing the Opticon Network Manager software to at least ten customers, of which there is no assurance in either case, we expect to have a need to employ a total of forty-four personnel in the following positions:

Individual Employees	Departments and Functions
President and Chief Executive Officer	Human Resources Department (2)
Chief Technical Officer	Accounting Department (2)
Senior Vice President of Sales	Sales Department (5)
Senior Vice President for Professional Services	Development Programmers (6)
Vice President of Development	Training (3)
Director of Systems Engineering	Professional Services (7)
System Engineers (5)
Administration (4)
Information Technology

The numbers in parenthesis following certain positions indicate the number of personnel in the respective position.

Item 1A.  Risk factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the U.S. Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks described below that we are presently aware of. Additional risks and uncertainties that we currently deem immaterial may also impair our business operations, and historical results are not necessarily an indication of the future results. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

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

WITHOUT MINIMUM FUNDING OF $5 MILLION AND ADDITIONAL FUNDING OF UP TO $20 MILLION, WE MAY NOT BE ABLE TO ESTABLISH, MAINTAIN AND GROW OUR BUSINESS.
At the date of this registration statement, we do not have the funding we require to maintain our business. Furthermore, we do not have any existing or ongoing arrangement, understandings, commitments or agreements for additional funding.  Failure to raise additional debt or equity funding would prevent us from completing development of the Opticon R4 system and possibly cease operations. There is no assurance that we will be able to obtain sufficient debt or equity funding, or that the terms of available funding will be acceptable to us. Failure to raise additional debt or equity funding would most probably result in a complete loss of their investment by purchasers of our common stock.

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

WE DO NOT HAVE ANY PERSONNEL WITH PRIOR EXPERIENCE IN OUR BUSINESS, WHICH MAY HINDER OUR SUCCESS
At the date of this annual report, we do no have any employees who have prior experience with our business. Accordingly, we may be unable to achieve success in our business.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT
Trading in our securities is expected to be subject, at least initially, to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions, none of which apply to our common stock. These rules require that a broker-dealer who recommends our common stock to persons other than its existing customers and accredited investors, must, prior to the sale:

●	Make a suitability determination prior to selling a penny stock to the purchaser;
●	Receive the purchaser’s written consent to the transaction;
●	Provide certain written disclosures to the purchaser;
●	Deliver a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market;
●	Disclose commissions payable to both the broker-dealer and the registered representative; and
●	Disclose current quotations for the common stock.

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

Item 1B.   Unresolved staff comments

None.

Item 2.     Properties

Our executive office and computer center is now located in an “office suite” under an annual lease, beginning August 1, 2007, at a monthly rent of $625, plus sales tax and ancillary services. Our lease provides us with one office of approximately500 square feet and reception services, as well as, access as needed to a conference room and office support services.  The facility will not be adequate for our operational needs in the event we obtain funding and acquire customers.

Item 3.     Legal proceedings

(a)  We are not engaged in any legal proceedings at the date of this report, nor are we aware of any demands or claims against us that may result in litigation.  We may be involved in legal proceedings from time to time in the normal course of our business.

(b)  We did not terminate any legal proceedings during the fourth quarter of our 2008 fiscal year.

Item 4.     Submission of matters to a vote of security holders

We did not submit any matter to a vote of our security holders, through the solicitation of proxies or otherwise during the fourth quarter of our 2008 fiscal year.

 PART II

Item 5.     Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

 Our common stock is quoted on OTC Bulletin Board under the symbol “OPCN”.

Price History of our common stock.

The following table sets forth high and low bid quotations for the quarters indicated and trading volume data for our common stock for the period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

		High Bid		Low Bid
Fiscal 2008:
Fourth Quarter			$.13		$.05
Third Quarter			$.90		$.80
Second Quarter	(1)	$	N/A	$	N/A
First Quarter	(1)	$	N/A	$	N/A

Fiscal 2007:
Fourth Quarter	(1)	$	N/A	$	N/A
Third Quarter	(1)	$	N/A	$	N/A
Second Quarter	(1)	$	N/A	$	N/A
First Quarter	(1)	$	N/A	$	N/A
 (1)  OptiCon began trading in the OTC Bulletin Board on January 11, 2008.

As of August 30, 2008, we had 57 shareholders of record and approximately 985 beneficial shareholders, and we had 71,053,946 shares of $0.001 par value common stock outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We do not have earnings out of which to pay cash dividends.  Our board of directors has the authority to declare cash dividends when and if we have earning sufficient for that purpose.

Equity Compensation Plan

See description our Stock Option Plan in Item 12.

Transfer Agent

We have engaged Island Stock Transfer, Inc. to serve as our stock register and transfer agent.  Island’s address is Suite 705N, 100 Second Avenue South, St. Petersburg, Florida 33701.

Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of securities during the fiscal year ended June 30, 2008.

Date	Title of Security	Amount	Purchaser		Price	Exemption
2008	Common stock	500	Island Stock Transfer, Inc	(1)	Fees	Section 4(2)
2008	Common stock	6,000	Cristino L. Perez	(2)	Services	Section 4(2)
2008	Common stock	56,326,560	Saed (Sam) Talari	(3)	Conversion	Section 4(2)
2008	Common stock	12,003,734	Saed (Sam) Talari	(4)	Conversion	Section 4(2)

(1) Issued to our stock transfer agent in payment for set up fees.
(2) Issued to our chief financial officer in payment for services under a one-year consulting agreement.
(3) Issued Mr. Talari, one of our directors, in conversion of a 5% Subordinated Convertible Debenture issued December 15, 2007 and due December 31, 2008.. Mr. Talari assigned the issuance of these shares to NeuWorld Communications, Inc., a company owned entirely by Mr. Talari.
(4) Issued Mr. Talari, one of our directors, in conversion of a 5% Subordinated Convertible Debenture issued July 2, 2008 and due December 31, 2008.  Mr. Talari assigned the issuance of these shares to NeuWorld Communications, Inc., a company owned entirely by Mr. Talari.

We have agreed to issue Jackson L. Morris, our securities counsel, 2,500 shares of our common stock in partial payment of his legal fees pursuant to a registration statement on Form S-8, to be filed.

We did not pay and no one acting on our behalf or to our knowledge paid any commissions or other compensation with respect to the sale of any of the shares listed in the tables above.  Mr. Morris agreed to accept our common stock in partial payment after he became thoroughly familiar with our proposed business in the course of rendering services to us as our securities counsel. Both Mr. Perez and Mr. Talari are thoroughly familiar with our proposed business in their respective positions as chief financial offier and director , None of these transactions involved a public offering. A legend was placed on each certificate that has been issued, prohibiting public resale of the shares, except subject to an effective registration statement under the Securities Act of 1933, as amended (the “Act”) or in compliance with Rule 144. We claim exemption from the registration requirement of the Act by reason of Section 4(2) of the Act and the rules and regulations there under, on grounds that none of the sales listed above involve a public offering within the meaning of the Act. Furthermore, although the value of the shares we have issued and agreed to issue is uncertain, we believe we may also rely on Rule 504 under Regulation D as an exemption from registration.

Item 6.   Selected financial data (Unaudited)

None

Item 7.   Management’s discussion and analysis of financial condition and results of operations

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

Our critical accounting policies include:

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

•
Stock Based Compensation - We account for stock based compensation using the provisions of SFAS No. 123R “Share-Based Compensation.” Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Calculating stock-based compensation expense requires the input of subjective assumptions, including the expected term of the option grant, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns. We estimate stock price volatility based on historical implied volatility in our stock. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, or cancelled.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), which delayed the effective date by which companies must adopt the provisions of SFAS 157.  FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for the Company at the beginning of 2008. The Company’s adoption of the provisions of SFAS No. 159 does not impact our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  We are currently evaluating the effect of the adoption of SFAS 141R, but do not presently anticipate it will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the effect of the adoption of SFAS 160, but do not presently anticipate it will have a material effect on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161").  This statement is intended to enhance required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effect of adoption of SFAS 161, but do not presently believe that it will have a material effect on our consolidated financial position or results of operations.

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $0 in cash at June 30, 2008, and $281,592 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes our cash and credit line will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We believe full implementation of our plan of operations and completion of development of the R4 system will cost approximately $5 million. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

Our Marketing Plan

The first phase in our plan of operations, subject to adequate funding, will be implementation of our sales and marketing plan. We plan to initially contact those companies to which Corning Cable licensed the Opticon Network Manager software to offer maintenance and professional services with respect to the R3 software they continue to utilize. Since Corning Cable stopped supporting the R3 software, these companies have been without a means to maintain and support the software. We would be able to provide them with seamless integration with other programs or newer version of programs being used, and provide them with full maintenance and support.

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

We engaged Bentley Securities Corporation beginning November 11, 2005 as our exclusive financial advisor and placement agent on a best efforts basis to arrange equity funding or other financing or commitments for financing as we deem appropriate. We terminated the agreement for non-performance on September 30, 2006. During the year the agreement was in force, we paid Bentley’s principals a non-refundable retainer aggregating 1,651 common stock purchase warrants exercisable at $73 per share (which were recorded as compensation in the aggregate amount of $34,499) and were obligated to pay Bentley a success fee in cash equal to 6.5 percent of any total gross financing it arranged. As of June 30, 2006, the Company issued 541 warrants to the principals of Bentley, and recorded compensation for services in the amount of $17,999. We also agreed to indemnify and hold harmless Bentley from losses, claims, damages, expenses, actions, proceedings or investigations, or threats thereof based upon, relating to or arising out the agreement, unless such losses, etc., were the result of Bentley’s willful misconduct, bad faith or gross negligence.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2008

For the year ended June 30, 2008, we incurred a net loss of $372,042. Of this loss, $198,698, consisting of depreciation of ($3,031) and deferred compensation to our officers ($168,667), as well as issuance of common stock in exchange for services ($27,000) did not require the use of cash. Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $167,023.

On September 6, 2005, we obtained a loan commitment from Mr. Talari, one of our director and controlling person in the aggregate amount of $350,000 under a master promissory note, due on demand, with interest at the rate of five percent per annum. We have been receiving advances on this note on an as needed basis and have drawn a total of $333,107 as of June 30, 2008.  On December 15, 2007, advances of $264,699 plus accrued interest of $16,702 were converted into a 5% Convertible Debenture.  On July 1, 2008, Mr. Talari converted the debenture into our common stock.  At June 30, 2008 the balance due Mr. Talari on the promissory note is $68,408, so that we have effectively a line of credit available of $281,592 available to us on an as needed basis.  On July 2, 2008, a portion of the debt plus accrued interest of $60,019 was converted into a second 5% Convertible Debenture, and then, on August 7, 2008, Mr. Talari converted the second debenture into our common stock.

As of June 30, 2008, we had $0 in cash, along with $281,592 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.

At June 30, 2008, we had no contractual obligation or material commercial commitments for capital expenditures.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted

Item 8.     Financial statements and supplementary data

OptiCon Systems, Inc.
2008 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OptiCon Systems, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of OptiCon Systems, Inc as of June 30, 2008 and 2007 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2008 and 2007 and for the period from October 22, 2004 (inception) to June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Opticon Systems, Inc. as of June 30, 2008 and 2007, and the results of their operations, changes in their stockholders deficit and their cash flows for the years ended June 30, 2008 and 2007 and period from October 22, 2004 (inception) to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 3 of the accompanying financial statements, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Tampa, Florida
October 14, 2008

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Balance Sheets

	June 30,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$—	$3,579
Prepaid expenses	9,600	—
Total current assets	9,600	3,579

Property and equipment, net	5,354	3,869
Intangible assets, net	213,112	213,112
Other assets	625	—

Total assets	$228,691	$220,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$6,425	$—
Accounts payable	15,319	27,404
Accrued expenses	391,257	1,243,838
Note payable	6,000	—
Debenture payable - related party	281,401	—
Loan and note payable - related parties	77,033	196,197
Total current liabilities	777,435	1,467,439

Stockholders’ Deficit
Preferred stock, $.001 par value
50,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 250,000,000 shares
authorized, 1,723,808 and 1,580,625, respectively, issued and outstanding	1,724	1,581
Additional paid-in capital	1,224,301	153,917
Subscription receivable	(350)	—
Deficit accumulated during the development stage	(1,774,419)	(1,402,377)
Total stockholders’ deficit	(548,744)	(1,246,879)

Total liabilities and stockholders’ deficit	$228,691	$220,560

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Operations

			Period October
			22, 2004
	For theYears Ended		(inception) to
	June 30,		June 30,
	2008	2007	2008
			(unaudited)

Net sales	$—	$—	$—
Cost of goods sold	—	—	—
Gross profit	—	—	—

Operating expenses
Salaries and benefits	184,618	642,000	1,465,118
Consulting services	130,800	5,999	201,298
Other general and administrative	10,419	28,315	102,850
Allocable software costs	—	(22,779)	(115,111)
Legal and accounting	30,500	62,863	93,363
Operating loss	356,337	716,398	1,747,518

Non operating income (expense)
Interest expense	(15,705)	(8,094)	(27,103)
Miscellaneous income	—	—	202
	(15,705)	(8,094)	(26,901)

Loss from operations before income taxes	(372,042)	(724,492)	(1,774,419)

Provision for income taxes	—	—	—
Net loss	$(372,042)	$(724,492)	$(1,774,419)

Net loss per share
Basic	$(0.22)	$(0.46)	$(1.33)
Diluted	$(0.22)	$(0.46)	$(1.33)
	.
Weighted average common shares outstanding
Basic	1,679,471	1,580,625	1,333,640
Diluted	1,679,471	1,580,625	1,333,640

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Deficit

					Accumulated
					Deficit During
					the
	Common		Additional	Subscription	Development
	Shares	Stock	Paid-in Capital	Receivable	Stage	Total
Balance at October 22, 2004	—	$—	$—	$—	$—	$—
Issuance of common shares in exchange for organization efforts	240,857	241	15,759	—	—	16,000
Issuance of common shares in exchange for services	75,268	75	4,925	—	—	5,000
Net (loss)	—	—	—	—	(21,000)	(21,000)
Balance at June 30, 2005	316,125	316	20,684	—	(21,000)	—
Issuance of common shares in exchange for Opticon software and other assets	1,264,500	1,265	98,736	—	—	100,000
Issuance of common stock purchase warrants in exchange for services	—	—	17,999	—	—	17,999
Net (loss)	—	—	—		(656,885)	(656,885)
Balance at June 30, 2006	1,580,625	1,581	137,418	—	(677,885)	(538,886)
Issuance of common stock purchase warrants in exchange for services	—	—	16,499	—	—	16,499
Net (loss)	—	—	—		(724,492)	(724,492)
Balance at June 30, 2007	1,580,625	1,581	153,917	—	(1,402,377)	(1,246,879)

Stock dividend	99,118	99	(99)	—	—	—
Issuance of common shares in exchange for services	3,000	3	2,997	—	—	3,000
Contribution to capital	—	—	1,042,827	—	—	1,042,827
Sale of stock for cash	17,500	18	332	—	—	350
Subscription receivable	17,500	17	333	(350)	—	—
Issuance of common shares in exchange for services	6,000	6	23,994	—	—	24,000
Discount on conversion feature of debenture	—	—	281,401	—	—	281,401
Amortization of conversion feature of debenture	—	—	(281,401)	—	—	(281,401)
Fractional shares issued	65	—	—	—	—	—
Net (loss)	—	—	—	—	(372,042)	(372,042)

Balance at June 30, 2008	1,723,808	$1,724	$1,224,301	$(350)	$(1,774,419)	$(548,744)

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the Period
	For the Years Ended,		October 22, 2004
	June 30,		(inception) to
	2008	2007	June 30, 2008
			(Unaudited)
Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(372,042)	$(724,492)	$(1,774,419)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,031	2,222	7,106
Issuance of common stock in exchange for services	27,000	16,499	77,498
Change in working capital components:
Prepaid expenses	(9,600)	—	(9,600)
Bank overdraft	6,425	—	6,425
Accounts payable	(12,085)	24,724	15,319
Accrued expenses	190,246	620,012	1,434,084
Net cash (used) by operating activities	(167,025)	(61,035)	(243,587)

Cash Flows From Investing Activities
Purchase of property and equipment	(4,516)	(995)	(7,460)
Capitalization of software development costs	—	(25,780)	(113,112)
Decrease (increase) in other assets	(625)	1,356	(625)
Net cash (used) in investing activities	(5,141)	(25,419)	(121,197)

Cash Flows From Financing Activities
Loan payable	12,000	—	12,000
Repayment of loan payable	(6,000)		(6,000)
Proceeds from the sale of common stock	350	—	350
Loan payable – Related parties	162,237	88,647	358,434
Net cash provided by investing activities	168,587	88,647	364,784

Net increase (decrease) in cash and cash equivalents	(3,579)	2,193	—

Cash And Cash Equivalents
Beginning of period	3,579	1,386	—

End of the period	$—	$3,579	$—

SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID:
Interest paid for the period	$—	$—	$—
Income taxes paid for the period	$—	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for software and other assets	$—	$105,000	$105,000
Sale of stock subscription	$350	$—	$350

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2008 and 2007 and the Period October 22, 2004
(Date of Inception) through June 30, 2008 (Unaudited)

1. History of the Company and Basis of Presentation

The nature of the business and a summary of the significant accounting policies in conformity with accounting principles generally accepted in the United States of America, and consistently applied in the preparation of the accompanying financial statements are as follows:

(a) History of the Company

OptiCon Systems, Inc. (“the Company”) was formed as a Nevada corporation on October 22, 2004.  On July 29, 2005, the stockholders of the Company entered into an agreement to exchange 100% of the outstanding common stock of the Company, for common and preferred stock of Isys Medical, Inc., (formerly Hathaway Corporation), a publicly traded company, at which time, the Company became a wholly owned subsidiary of Isys Medical.

Isys Medical, Inc. (“Isys Medical”), OptiCon Systems’ parent company, announced its intention to spin off OptiCon through by the payment of a stock dividend.  In connection with the proposed spin off, Opticon’s board of directors approved a stock dividend of 1,982,356 shares (99,118 shares after the reverse stock split of June 10, 2008), or approximately 1.06 for 1shares, to Isys Medical, its sole shareholder.

On August 31, 2007, Isys Medical paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Opticon Systems stock for every two shares they own of Isys Medical.  As of this date, Opticon Systems ceased being a subsidiary of Isys Medical.

(b) Development Stage Enterprise

Since its inception, the Company has been in the development stage, dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed, and acquired from Corning Cable System, Inc. through a related company, FutureTech Capital, LLC.  The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while developing its customer base and establishing itself in the marketplace

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  If the Company is unable to implement the Company’s business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations.

2.  Summary of Significant Accounting Policies

(a) Basis of Accounting

The Company maintains its financial records and financial statements on the accrual basis of accounting, in conformity with generally accepted accounting principles in the United States of America. The accrual basis of accounting provides for matching of revenues and expenses in the period they were earned and incurred.

(b) Revenue Recognition

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

(c) Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company classifies outstanding checks in excess of funds on deposit as bank overdraft and reduces cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit recorded as bank overdraft were $6,425 at June 30, 2008, none at June 30, 2007. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(d) Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to credit risks consist primarily of cash equivalents, trade payables and loan payable approximates their respective fair value at June 30, 2008 and 2007 because of the short maturity of these instruments.

(e) Property & Equipment and Depreciation

Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company’s most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2008 and 2007.

(f)   Capitalized Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.  Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.  Amortization begins when the product is available for release to customers. Software development costs will be amortized based on the estimated economic life of the product.  Capitalized software costs at June 30, 2008 and 2007 amounted to $213,112 for each period respectively.

(g) Impairment of Intangible Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management’s most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, 2008 and 2007.

(h) Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s financial statements as of and for the years ended June 30, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the years ended June 30, 2008 and 2007 was $-0- and $16,500 respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided.   Stock-based compensation expense recognized in the Statements of Operations for the years ended June 30, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

(i) Use of Estimates

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

(j) Income Taxes

The Company records federal and state income tax liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 – Accounting for Income Taxes.  Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position. FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

The Company adopted the provisions of FIN No. 48 on January 1, 2007 with no cumulative effect adjustment required. The Company believes that their income tax filing positions and deductions will be sustained upon examination and, accordingly, have not recorded any reserves, or related accruals for interest and penalties, at June 30, 2008 or 2007 for uncertain income tax positions pursuant to FIN No. 48. In accordance with FIN No. 48, the Company adopted a policy under which, if required to be recognized in the future, they will classify interest related to the underpayment of income taxes as a component of interest expense and will classify any related penalties in selling, engineering, general and administrating expenses in the statement of operations.

(k) Advertising Costs

Advertising costs are charged to operations as incurred.

(l) Earnings (Loss) Per Share

Basic EPS is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

Based on an estimated current value of the Company’s stock being equal to or less than the exercise price of the warrants, none of the shares assumed issued upon conversion of the warrants, nor any of the stock assumed issued under the Company’s 2004 Non statutory Stock Option Plan, are included in the computation of fully diluted loss per share, since their inclusion would be anti-dilutive.

Effective June 10, 2008, the Board of Directors approved a 1-for-20 reverse stock split.  All references to common shares have been retroactively adjusted for the reverse stock split.

(m) Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt the provisions of SFAS 157.  FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB No. 108), Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.  SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment.  SAB No. 108 is effective for the Company’s June 30, 2007 financial statements.  The adoption of SAB No. 108 does not impact the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for the Company at the beginning of 2008. The Company’s adoption of the provisions of SFAS No. 159 does not impact our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  We are currently evaluating the effect of the adoption of SFAS 141R, but do not presently anticipate it will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the effect of the adoption of SFAS 160, but do not presently anticipate it will have a material effect on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  This statement is intended to enhance required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effect of adoption of SFAS 161, but do not presently believe that it will have a material effect on our consolidated financial position or results of operations.

3.  Going Concern

For the year ended June 30, 2008, the Company incurred a loss of $372,042.  For the period October 22, 2004 (date of inception) through June 30, 2008, the Company incurred a cumulative net loss of $1,774,419.  At of June 30, 2008, the Company had negative working capital of $767,835, and $0 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict

4.    Purchase of Assets

Effective July 26, 2005, the Company consummated an agreement with FutureTech, LLC to purchase all rights title and interest in the OptiCon Network Manager, a fiber optic network management software system, certain computer equipment and the OptiCon trademark (“Acquired Assets”) in exchange for the issuance of 1,264,500 shares (after the reverse stock splits of April 4, 2006 and June 10, 2008) of its common stock.  After the exchange, FutureTech owned eighty-four percent of the Company’s issued and outstanding common stock.  The agreement became effective upon FutureTech purchasing the Acquired Assets from Corning Cable Systems, LLC in exchange for $100,000 in cash.

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

OptiCon fiber optic management software	$89,000
Computer equipment	5,000
Collateral documentation related to the software	5,000
Trademarks	1,000
$100,000

5.  Property and Equipment

Property and equipment at June 30, 2008 and 2007 consist of the following:

	2008	2007

Computer equipment	$8,587	$6,949
Software	3,873	995
	12,460	7,944
Accumulated depreciation	7,106	4,075
Net	$5,354	$3,869

For the years ended June 30, 2008 and 2007, and for the period from October 22, 2004 (inception) to June 30, 2008, the total depreciation expense charged to operations totaled $3,031, $2,222, and $7,106, respectively.

6.   Intangible Assets

Intangible assets consist of the following at June 30, 2008 and 2007 are summarized as follows:

	2008	2007

Opticon fiber optic management software	$212,112	$212,112
Trademarks	1,000	1,000
	$213,112	$213,112

On July 26, 2005, the Company purchased the OptiCon Network Manager software system which consisted of version R3 and R4.  At the time of the purchase, the software system was out of date and had to be updated and integrated with other current business software systems, before it could be distributed to customers.  The development of R3 software system was completed during the quarter ended December 31, 2006, and is available for distribution to customers, although no sales have been made.

During the years ended June 30, 2008 and 2007, the Company allocated direct labor costs, and indirect costs and expenses of $-0- and $22,779 respectively, relating to this effort.  Amortization of the capitalized software costs will begin when the software is actually sold to customers.  At June 30, 2008, the R4 software system was not yet completed.

7.   Accrued Expenses

Accrued expenses at June 30, 2008 and 2007 were as follows:

	2008	2007

Accrued Salaries	$269,167	$1,096,750
Accrued Vacations	25,374	80,500
Payroll Tax Liabilities	29,982	53,190
Accrued Consulting	56,400	2,000
Accrued Interest	10,334	11,398
	$391,257	$1,243,838

On July 31, 2007, Mr. Batton and Mr. Wright agreed to cancel and contribute to capital $1,042,828 in amounts owed to them in exchange for an option to purchase shares in the Company (see Note 7).

8.   Related Parties Disclosures

(a) Accrued Salaries – Former Officers and Director

The Company accrued compensation payable under employment agreements with J. Marshall Batton, its former president, Douglass D. Wright, its former senior vice president of sales, and Mr. Saed Talari, one of the Company’s directors, in the aggregate amount of $50,000 per month, based on their respective employment agreements commencing August 1, 2005.

Mr. Batton’s and Mr. Douglas’ employment agreements terminated July 31, 2007, and were not renewed.  In connection with the termination of their respective employment agreements on July 31, 2007, Mr. John M. Batton and Mr. Douglass W. Wright, were given the option to purchase 17,500 shares (after the reverse stock split of June 10, 2008) of the Company’s common stock each at $0.001 per share, in lieu of monies owed to them (including but not limited to, salaries, benefits, vacation pay and any and all compensation), and in cancellation their respective, non-expiring rights under their employment agreements to maintain/restore their individual ownership of our common stock to a level of four percent of our issued and outstanding shares whenever our total issued and outstanding shares of common stock exceeded 100 million shares.  Mr. Batton and Mr. Wright agreed to cancel and contribute to capital $1,042,828 in amounts owed to them.  Mr. Talari’s agreement was renewed for an additional one-year period.

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

As of June 30, 2008 and 2007, the accrued compensation amount was $269,167 and $1,096,750 respectively, and as of June 30, 2008 and 2007, the Company also accrued vacation pay under employment agreements in the amount of $17,374 and $80,500 respectively.

(b) Loan from Related Parties

On September 6, 2005, Mr. Talari, one of the Company’s directors agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.

On December 15, 2007, the Company agreed to convert the outstanding amount of the note of $264,699 and accrued interest thereon of $16,702 into a 5% convertible debenture due December 31, 2008 in the aggregate amount of $281,401.  The Company also accrued interest on the debenture in the amount of $7,633 at June 30, 2008.  The debenture was convertible into shares of the Company’s common stock at the rate of $0.05 per share.  The Company recorded a discount due to the beneficial conversion feature of the debenture in the amount of $281,401, and a corresponding amortization of the discount in the same amount. On July 1, 2008, the Company agreed to change the conversion feature of the debenture to 50% discount to the lowest recorded year closing price or $0.005 per share.

Subsequent to the conversion of his outstanding debt to a debenture, Mr. Talari made additional advances to the Company on the unsecured $350,000 loan, in the aggregate amount of $68,408 which remains outstanding at June 30, 2008.  In addition, the Company accrued interest on these loans in the amount of $1,257 at June 30, 2008.

During the year ended June 30, 2008, Isys Medical, OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by Isys Medical at the time OptiCon was still a subsidiary, are included in Loan & Note Payable – Related Parties on the balance sheet.  At June 30, 2008, the amount owed to Isys Medical was $8,625.

9.   Change in Management

On July 17, 2007 in an action by written consent, the sole shareholder, and by written consent the Board of Directors; (1) to removed John M. Batton as Director and Chief Executive Officer of the corporation, and (2) to elect Mr. Sadruddin Currimbhoy as director and Interim Chief Executive Officer.

10.   Stock Issuances

During the period October 22, 2004 (inception) to June 30, 2005, the Company issued 240,857 and 75,268 respectively (after the reverse stock split of June 10, 2008) of the Company’s common shares (post split) to its founders in exchange for organizing efforts and services. The estimated value of the services was $16,000 and $5,000, respectively.

On July 26, 2006, the Company issued 1,264,500 shares (after the reverse stock split of June 10, 2008) of the Company’s common shares to FutureTech in exchange for the OptiCon Network Manager software originally developed, and acquired from Corning Cable System, Inc. by FutureTech along with other assets.  The value of the software and other assets was recorded based on the original cash purchase price of $100,000 paid by FutureTech.

On July 3, 2007 and July 20, 2007, the Company issued 2,500 and 500 shares (after the reverse stock split of June 10, 2008) of its common stock in exchange for services.  The Board of Directors agreed that the value of these services were $1,000 and $2,000 respectively.

11.   Consulting Agreement and Stock Issuance

On October 1, 2007, the Company entered into a one-year consulting agreement with the Company’s Chief Financial Officer in exchange for a cash payment of $2,000 per month, and 6,000 shares (after the reverse stock split of June 10, 2008) of the Company’s common stock valued at $24,000.  The Board approved the value of the stock issued.

On May 9, 2008, the Company entered into a six-month consulting agreement with Keith Jablon, an unrelated individual, in exchange for a cash payment of $12,000.   The Consultant has the option to receive the cash payment under the Agreement in the form of common stock, subject to an S-8 registration, at a 20% discount to the five average closing bid price, prior to his notice to exercise the option.

The Consultant was also granted the option to purchase $12,000 per month worth of common stock, subject to an S-8 registration at a 40% discount to the average 10-day closing bid price prior to his notice to exercise.  The options are cumulative and expire, if not exercised within six months of the date of the last option received.

The Consultant is also receive 10% commission on all products through channels he introduced to the Company during the term of the agreement, and for one year after the termination of the Agreement, and 5% in kind on all consideration paid by the Company for any mergers or acquisitions that the Consultant is instrumental in finding or facilitating.

12.   Stock Options and Warrants

On December 2, 2005, the Company granted Series A Warrants to two unrelated individuals, (see “Bentley Securities Agreement”), to purchase 2,192 shares, at an adjusted average exercise price of $34.60.  All of the Warrants expire on November 11, 2011.  All of the Warrants granted during the year were non-qualified fixed price warrants.

The following table summarizes the activity related to the stock purchase warrants for the years ended June 30, 2008 and 2007 and for the period from October 22, 2004 (inception) to June 30, 2008:

			(a)		Weighted Average
	Shares		Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Balance at October 22, 2004	–	–	–	–	–	–
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2005	–	–	–	–	–	–
Granted	541	–	$73.07	–	$34.60	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2006	541	–	$73.07	$–	$34.60	$–
Granted	1,651		$22.00	$–	$34.60	$–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–

Outstanding at June 30, 2007	2,192		$–	$–	$34.60	$–
Exercisable at June 30, 2005	–	–	$–	$–	$–	$–
Exercisable at June 30, 2006	541	–	$73.07	$–	$73.07	$–
Exercisable at June 30, 2007	1,651	–	$22.00	$–	$22.00	$–
Granted	–	1,134,365	–	.02	–	.02
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Exercisable at June 30, 2008	2,192	1,134,365	$–	$.02	$34.60	$.02

(a) As described in, Mr. Keith Jablon was granted the option to purchase $12,000 per month worth of common stock, subject to an S-8 registration at a 40% discount to the average 10-day closing bid price prior to his notice to exercise.    Using the Black-Scholes-Merton option pricing model, management determined that the grant-date value of was $12,000 per month, which was recorded as consulting expense, and have estimated the number of shares underlying these grants.

Management determined that it was not possible to reasonably estimate the grant-date fair value of the warrants because there was no market for the Company’s stock, and none has been issued recently, and the Company was not been able to identify a similar publicly held company that can be used as a benchmark.  Instead, the Company the expected price and range of the Company’s stock, and have assessed volatility at maximum.  Using the Black-Scholes-Merton option pricing model, management determined that the warrants originally issued had a calculated value of $0.50 per share.

Total compensation costs associated with the warrants issued for the years ended June 30, 2008 and 2007 was $-0- and $16,500 respectively, which was recognized over the service period.  The following are the weighted average assumptions for warrants granted:  Dividend rate of zero percent; risk-free interest rate of five percent; expected lives of five years; and expected price volatility of 400 percent.

13.  Stock Option Plan

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

The Board of Directors authorized 60,214 shares (after the reverse stock split of April 4, 2006 and June 10, 2008) of the Company’s common stock to be set aside, which may be issued under the Option Plan.  As of June 30, 2008 and 2007, no shares have yet been issued under the Option Plan.

14.  Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended June 30, 2008 and 2007 or for the period October 22, 2004 (date of inception) through June 30, 2008.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30, 2008	Year Ended June 30, 2007	Period October 22, 2004 (inception) through June 30, 2008
Income tax benefit at statutory rate	$(126,495)	$(246,327)	$(603,303)
Increase (decrease) in income taxes due to:
Change in valuation allowance	126,495	246,327	603,303
	$0	$0	$0

Net deferred tax assets and liabilities were comprised of the following:

	Year Ended June 30, 2008		Year Ended June 30, 2007	Period October 22, 2004 (inception) through June 30, 2008
Deferred tax asset (liability), current:
Accrued salaries		$92,858	$372,895	$92,858
Accrued vacation pay		26,915	49,330	26,915
Payroll tax liabilities		4,329	12,220	4,329
Prepaid expenses		3,264	0	3,264
Valuation allowance		(127,367)	(434,445)	(127,367)
		$0	$0	$0
Deferred tax asset (liability), non-current
Net operating loss	$	(107)	$(187,692)	$476,701
Property and equipment		(765)	(425)	(765)
Valuation allowance		872	188,117	(475,936)
		$0	$0	$0

The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2008 or 2007 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For financial statements purposes, the Company has accumulated losses of $1,774,419 from inception through June 30, 2008, which can be used to offset future income though 2023.

For income tax purposes the Company has available a net operating loss carry-forward of $353,479 from inception to June 30, 2008, which will expire, unless used to offset future federal taxable income through 2023.

15.  Commitments and Contingencies

(a) Employment Agreements

On December 1, 2004, the Company entered into a two-year Employment Agreement, effective August 1, 2005, with Mr. Saed (Sam) Talari, one of the Company’s Directors and major shareholder. The Agreement was automatically extended for an additional one-year period.  The Agreement provides for (a) a base salary of $7,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks vacation within one year the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

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

Rent expense for years ended June 30, 2008 and 2007 and for the period October 22, 2004 (date of inception) through June 30, 2008 was $8,528, $-0-, and $21,986 respectively.

16.  Subsequent Events

On July 1, 2008, Sam Talari exercised the principal amount of his convertible debenture of $281,632, dated December 15, 2007, into 56,326,560 shares of the Company’s common stock at $0.005 per share.  The convertible price of $.005 represents a 50% discount over the quote market price of the stock at that date.

On July 2, 2008, the Company agreed to convert the accrued interest of the debenture dated December 15, 2007 and a portion of outstanding amount of the promissory note and accrued interest due to Mr. Talari in the aggregate amount of $60,019 into a 5% convertible debenture due December 31, 2008.  The debenture was convertible into shares of the Company’s common stock at the rate 50% discount to the lowest recorded year closing or $.005 per share.

On August 7, 2008, Mr. Talari exercised the principal amount of his convertible debenture of $60,019, dated July 2, 2008 into 12,003,734 shares of the Company’s common stock at $0.005 per share.

On July 31, 2008, the Company entered into a six-month consulting agreement with First Level Capital, Inc., an unrelated company, to provide investment banking services in exchange for a 2,000,000 shares of the Company’s restricted common stock.  One-half of the shares are to be paid 14 days, and 60 days after execution of the Agreement, respectively.

On September 19, 2008, the Company agreed to convert accrued consulting fees of $5,850 due to Cristino L. Perez, the Company's CFO into 400,000 shares of the Company's common stock at the rate of $.014625 per shares which corresponds to a 40% discount to the average bid and ask market price over the previous 5 days.

On September 30, 2008, the Company agreed to convert accrued salaries of $189,000 and accrued vacation pay of $14,000 due to Sam Talari, one of the Company's directors, into a 5% convertible promissory note due June 30, 2009.  The note is convertible into shares of the Company's common stock at the rate of $0.005 per share.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A.  Controls and Procedures.

Not applicable.

Item 9A(T).  Controls and Procedures

As of June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of June 30, 2008 such disclosure controls and procedures were not effective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Limitations on the Effectiveness of Internal Control

Our management, including the President, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following table identifies our directors and executive officers, their ages, the positions each holds and, if a director, the first year he became a director.

Name	Age	Position(s)	Director since
Sadruddin Currimbhoy	47	Chief Executive Officer and Director	2007
Cristino L. Perez	64	Chief Financial Officer	Not applicable
Saed (Sam) Talari	46	Director	2004

Sadruddin Currimbhoy became our Chairman and Chief Executive Officer on a part-time basis, beginning July 18, 2007. Mr. Currimbhoy’s employment during the five year period prior to this annual report, and for certain years before that period, is as follows:

•	March 2007 to present - Mr. Currimbhoy is the chief operating officer of Isys Medical, formerly Hathaway, Corporation., our former parent company.
•
2004 to March 2007 - He was the general manager at the Deccan Pacific group of companies in Fremont, California. In this capacity, Mr. Currimbhoy was responsible for healthcare and real estate operations.

•
1999 to 2004 - Mr. Currimbhoy was employed as an internal auditor by East Gate Capital in “Silicon Valley”. East Gate was a $60 million fund that invested in early stage semiconductors, communications and software companies.

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

Cristino L. Perez our Chief Financial Officer, beginning January 1, 2007, on a part time basis.

•
October 1999 to June 2002 – Mr. Perez was employed by Baumann, Raymondo & Company, P.A., Certified Public Accountants, with primary responsibilities for development of accounting and auditing services to small publicly held enterprises.

•	October 2001 to September 2003 – Mr. Perez was on part-time basis a Chief Financial Officer, Secretary, Treasurer and Director of Resolve Staffing, Inc., a publicly traded company.
•	September 2002 until the present – Mr. Perez has been self-employed as an independent consultant on a part-time basis and full-time basis.

Mr. Perez earned a bachelor of arts degree in accounting from the University of South Florida.

Saed (“Sam”) Talari is one of our directors.

•
1985 to 1994 – He ran PrymServ Inc., a retail service integration company that provided product solutions and integration for major retail outlets. His customers included K-Mart, Toys-R-Us, Sears and Wal-Mart. As chief executive officer of PrymServ, his primary duties were to market products and services to “Fortune 500” clients.

•
1994 to 1999 – Mr. Talari ran Compusite Corporation, one of the first Internet solutions providers in the nation to offer large spectrum of value added services to companies seeking greater presence on the Internet. He assisted Compusite to grow from no revenue to a multi-million dollar company.

•
1999 to present – He founded Isys Medical, Inc., (formerly Hathaway Corporation) and serves since inception as one of Isys Medical’s directors. Isys Medical  develops and acquires undervalued companies that bring a shift in how medical technologies are delivered and serviced globally.

•	2001 to present – Mr. Talari founded and manages FutureTech, a venture capital firm that invests in high technology start up enterprises.

Mr. Talari attended the University of New Hampshire, where he studied computer science and mathematics. He earned a bachelor’s degree from the University of Massachusetts at Lowell in computer science, engineering and mathematics and took master studies in finance.

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2008 or 2007 fiscal year.

Code of ethics.

In 2005, we adopted the Code of Ethics governing all employees, officers and directors.  During 2008, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sadruddin Currimbhoy, Chief Executive Officer, 1701 West Northwest Highway, First Floor, Grapevine, TX 76051.  We have posted our Code of Ethics on our website at http://www.opticonsysteminc.com/investors/html, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Audit committee.

We do not have an audit committee.

Procedures for stockholders to nominate directors.

We have not adopted any procedures whereby stockholders may nominate persons for election as directors.

Item 11.  Executive Compensation

The following table sets forth the compensation we have paid to (i) our current and former chief executive officers during the last fiscal year, (ii) our two most highly compensated other executive offers who were executive officers at the end of the last fiscal year whose compensation exceeded $100,000 and (iii) our two most highly compensated other executive officers who were not executive officers at the end of the last fiscal year whose compensation exceeded $100,000.

Name and principal position	Year	Salary		Bonus	Stock Award	All other compensation	Total
Sadruddin Currimbhoy	2008	$ 41,667	(6)	-0-	-0-	-0-	$ 41,667
Chief Executive Officer	2007	-0-	(6)	-0-	-0-	-0-	-0-
J. Marshall Batton	2007	$225,000	(1)(5)	-0-	-0-	-0-	$225,000
Former Chief Executive Officer	2006	$300,000	(2)	-0-	-0-	-0-	$300,000
Douglass W. Wright	2007	$162,000	(3)(5)	-0-	-0-	-0-	$162,000
Former Senior Vice President	2006	$216,000	(4)	-0-	-0-	-0-	$216,000

1. Mr. Batton’s compensation consists of $17,500 cash and $207,500 deferred compensation.
2. Mr. Batton’s compensation consists of $35,800 cash and $264,200 deferred compensation.
3. Mr. Wright’s compensation consists of $17,000 cash and $145,000 deferred compensation.
4. Mr. Wright’s compensation consists of $32,950 cash and $183,050 deferred compensation.
5. Mr. Batton and Mr. Wright, in connection with the termination of their respective employment agreements on July 31, 2007, each accepted 17,500 shares of our common stock in lieu of deferred compensation and in cancellation their respective, non-expiring rights under their employment agreements to maintain/restore their individual ownership of our common stock to a level of four percent of our issued and outstanding shares whenever our total issued and outstanding shares of common stock exceeded 100 million shares.
6. Mr. Currimbhoy’s compensation consists of $24,500 cash and $17,167 accrued compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

—	each of our directors and executive officers, at August 30, 2008;
—	our directors and executive officers as a group, at August 30, 2008; and
—	other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

The address of our directors and executive officers is our address. Except as noted in the following table, we are not aware of any other person or “group”, as defined in the Regulation S-K, who owned five percent or more of our common stock at August 30, 2008.  We have no reason to believe that each person identified in the table does not have sole voting and investment power over the shares he owns, except as noted.

Name	Number of shares (1)		Percentage
Sadruddin Currimbhoy	-0-		.00%
Cristino L. Perez	308,500.43%
Saed (Sam) Talari	79,338	(2)	.11%
All directors and officers as a group (2 persons)	62,230,397		87.58%
FutureTech Capital, LLC.	647,425	(2)	.91%
475 Central Avenue, Suite B100, St. Petersburg, FL 33701
Neuworld Communications, Inc.	62,195,134	(2)	87.53%
475 Central Avenue, Suite B100, St. Petersburg, FL 33701

(1) The shares reflect a 1-for-20 reverse stock split effective June 10, 2008, and the issuance of additional shares reflecting the conversion by Mr. Talari of two convertible debentures on July 1, 2008 and August 2, 2008 into 56,326,560 and 12,003,734 shares respectively, and the assignment of most of those shares to Neuwold Communications.
(2) Mr. Talari will own 79,338 of our shares both legally and beneficially, 647,425 of our shares beneficially, the legal ownership being held by FutureTech, and 62,195,134 of our shares beneficially, the legal ownership being held by Neuworld Communications, both companies being owned entirely by Mr. Talari.

Employment Agreements

We have a two-year agreement with Mr. Talari, effective August 1, 2005, one of our directors. This agreement automatically extends for an additional one-year period through July 31, 2008 without further action by either party. The Agreement provides for (a) a base salary of $7,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks vacation within one year the starting date, and (d) all group insurance plans and other benefit plans and programs made available to our management employees.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plan approved by security holders	None	Not applicable	None

Equity compensation plan not approved by security holders	None	Not applicable	60,214

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the 2007 and 2008 fiscal years and 2009 to date, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control; except the following:

●
We have borrowed $333,107 for working capital through June 30, 2008 from Mr. Talari at five percent interest per annum on a written $350,000 line of credit agreement he extended to us on September 1, 2005. A portion of this debt plus accrued interest was converted into two convertible debentures of $281,401 and $60,019, respectively.  Subsequent to the end of the year, both these debentures were exchanged for 56,326,400 and 12,003,734 shares our common stock, respectively.  Accrued interest through June 30, 2008, is $8,889. We believe the terms of this line of credit are more favorable than we could have obtained from an unrelated third party, if we could have obtained a line of credit from a third party at all.

We do not anticipate entering into any future transactions with our directors, officers and affiliates.

Item 14.  Principal Accountant Fees and Services

The following table sets forth amounts we have been billed with respect to 2008 and 2007 for certain services provided by our independent accountants, KBL, LLP, CPAs:

Service	2008	2007
Audit	$0	$15,000
Review of unaudited financial statements	$6,000	$6,000
Audit-related fees	$0	$0
Tax compliance, tax advice and tax planning	$0	$0
All other services	$2,500	$0

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) FINANCIAL STATEMENTS

(a)(2) FINANCIAL STATEMENT SCHEDULES

(a)(3) OTHER EXHIBITS

(b) EXHIBITS:
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes−Oxley Act.
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes−Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes−Oxley Act.
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes−Oxley Act.

(c) FINANCIAL STATEMENT SCHEDULES:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Opticon Systems, Inc.

Date: October 14, 2008	By:	/s/ Sadruddin Currimbhoy
Sadruddin Currimbhoy, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Saddrudin Currimbhoy	October 14, 2008
Saddrudin Currimbhoy, Principal Executive Officer and Director

/s/ Cristino L. Perez	October 14, 2008
Cristino L. Perez, Principal Accounting Officer

/s/ Saed (Sam) Talari	October 14, 2008
Saed (Sam) Talari, Director