Form 10-K/A
period 2008-06-30
OPTICON SYSTEMS
filed 2008-10-21
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amdendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted: NONE

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A for the year ended June 30, 2008 originally filed with the U. S. Securities and Exchange Commission on October 16, 2008, for reason that the auditor’s report inadvertently omitted the identity of the audit firm.  There are no other changes to the original Form 10-K, as previously filed.

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

/s/ KBL, LLP

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