Form 10-Q
period 2008-09-30
OPTICON SYSTEMS
filed 2008-11-12
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2008 (First Quarter)

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

817-305-0628
(Registrant’s telephone no., including area code)

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
Yes ☐  No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 27, 2008 was   71,453,946 shares.

Transitional Small Business Disclosure Format (Check one):
Yes ☐  No ☒

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Balance Sheets
(Unaudited)

	September 30,
ASSETS	2008	2007
Current assets
Cash and cash equivalents	$—	$483
Prepaid expenses	16,934	625
Total current assets	16,934	1,108

Property and equipment, net	4,817	3,272
Intangible assets, net	213,112	213,112
Other assets	625	625

Total assets	$235,488	$218,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$6,369	$—
Accounts payable	16,198	14,469
Accrued expenses	286,940	246,195
Note payable	6,000	12,000
Loan and note payable – related parties	232,154	207,918
Total current liabilities	547,661	480,582

Stockholders’ deficit
Preferred stock, $.001 par value, 50,000,000 shares
authorized, none issued	$—	$—
Common stock, $.001 par value, 250,000,000 shares
authorized, 71,453,946 and 34,354,856 shares
issued and outstanding	71,454	34,355
Additional paid-in capital	1,542,073	1,167,671
Subscription receivable	(350)	(350)
Deficit accumulated during the development stage	(1,925,350)	(1,464,141)
Total stockholders’ deficit	(312,173)	(262,465)

Total liabilities and stockholders’ deficit	$235,488	$218,117

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)

			Period
			October 22, 2004
	For the Three Months Ended		(inception) to
	September 30,		September 30,
	2008	2007	2008

Net sales	$—	$—	$—
Cost of goods sold	—	—	—
Gross profit	—	—	—

Operating expenses
Salaries and benefits	22,615	68,577	1,487,733
Consulting services	111,167	—	312,465
Other general and administrative	1,298	(14,686)	104,148
Allocable software costs	—	—	(115,111)
Legal and accounting	15,000	5,000	108,363
Operating loss	150,080	58,891	1,897,598

Non operating income (expense)
Interest expense	(851)	(2,873)	(27,954)
Miscellaneous income	—	—	202
	(851)	(2,873)	(27,752)

Loss from operations before income taxes	(150,931)	(61,764)	(1,925,350)

Provision for income taxes	—	—	—
Net loss	$(150,931)	$(61,764)	$(1,925,350)

Net loss per share
Basic	$(0.002)	$(0.010)
Diluted	$(0.002)	$(0.010)

Weighted average common shares outstanding
Basic	65,194,508	6,397,297
Diluted	65,194,508	6,397,297

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Deficit
For the Period October 22, 2004 (date of inception) through September 30, 2008
(Unaudited)

					Accumulated
					Deficit During
					the
	Common		Additional	Subscription	Development
	Shares	Stock	Paid-in Capital	Receivable	Stage	Total
Balance at October 22, 2004	—	$—	$—	$—	$—	$—
Issuance of common shares in exchange for organization efforts	240,857	241	15,759	—	—	16,000
Issuance of common shares in exchange for services	75,268	75	4,925	—	—	5,000
Net (loss)	—	—	—	—	(21,000)	(21,000)
Balance at June 30, 2005	316,125	316	20,684	—	(21,000)	—
Issuance of common shares in exchange for Opticon software and other assets	1,264,500	1,265	98,736	—	—	100,000
Issuance of common stock purchase warrants in exchange for services	—	—	17,999	—	—	17,999
Net (loss)	—	—	—		(656,885)	(656,885)
Balance at June 30, 2006	1,580,625	1,581	137,418	—	(677,885)	(538,886)
Issuance of common stock purchase warrants in exchange for services	—	—	16,499	—	—	16,499
Net (loss)	—	—	—		(724,492)	(724,492)
Balance at June 30, 2007	1,580,625	1,581	153,917	—	(1,402,377)	(1,246,879)

Stock dividend	99,118	99	(99)	—	—	—
Issuance of common shares in exchange for services	3,000	3	2,997	—	—	3,000
Contribution to capital	—	—	1,042,827	—	—	1,042,827
Sale of stock for cash	17,500	18	332	—	—	350
Subscription receivable	17,500	17	333	(350)	—	—
Issuance of common shares in exchange for services	6,000	6	23,994	—	—	24,000
Discount on conversion feature of debenture	—	—	281,401	—	—	281,401
Amortization of conversion feature of debenture	—	—	(281,401)	—	—	(281,401)
Fractional shares issued	65	—	—	—	—	—
Net (loss)	—	—	—	—	(372,042)	(372,042)
Balance at June 30, 2008	1,723,808	1,724	1,224,301	(350)	(1,774,419)	(548,744)
Issuance of common shares on the conversion of (2) debentures and accrued interest	68,330,134	68,330	273,322	—	—	341,652
Issuance of common shares in exchange for consulting services	400,000	400	5,450	—	—	5,850
Issuance of common shares in exchange for services	1,000,000	1,000	39,000	—	—	40,000
Discount on conversion feature of debenture	—	—	203,000	—	—	203,000
Amortization of conversion feature of debenture	—	—	(203,000)	—	—	(203,000)
Fractional shares issued	4	—	—	—	—	—
Net (loss)	—	—	—	—	(150,931)	(150,931)

Balance at September 30, 2008	71,453,946	$71,454	$1,542,073	$(350)	$(1,925,350)	$(312,173)

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

			Period
			October 22, 2004
	Three Months Ended		(inception)
	September 30,		September 30,
	2008	2007	2008
Cash Flows From Operating Activities
Net loss from continuing operations	$(150,931)	$(61,764)	$(1,925,350)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	537	597	7,643
Issuance of common stock in exchange for services	40,000	3,000	117,498
Change in working capital components:
Prepaid expenses	(7,334)	(625)	(16,934)
Bank overdraft	(56)	—	6,369
Accounts payable	879	(12,935)	16,198
Accrued expenses	113,825	45,185	1,547,909
Net cash (used) by operating activities	(3,080)	(26,542)	(246,667)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(7,460)
Capitalization of software development costs	—	—	(113,112)
Decrease (increase) in other assets	—	(625)	(625)
Net cash (used) in investing activities	—	(625)	(121,197)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	—	350	350
Loan payable	—	12,000	12,000
Repayment of loan payable		—	(6,000)
Loan payable – Related parties	3,080	11,721	361,514
Net cash provided by investing activities	3,080	24,071	367,864
Net increase (decrease) in cash and cash equivalents	—	(3,096)	—

Cash And Cash Equivalents
Beginning of year	—	3,579	—
End of year	$—	$483	$—

Supplemental Disclosures on interest and Income Taxes Paid:
Interest paid for the period	$—	$—	$—
Income taxes paid for the period	$—	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock in exchange for debenture and accrued interest	$341,652	$—	$341,652
Issuance of common stock in exchage for accounts payable	$5,850	$—	$5,850
Issuance of common stock for software and other assets	$—	$—	$105,000
Sale of stock subscription	$—	$—	$350

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three Months Ending September 30, 2008 and 2007 and the Period October 22, 2004
(Date of Inception) September 30, 2008
(Unaudited)

1.     Basis of Presentation, Business and Summary of Significant Accounting Policies

(a)  Basis of Presentation

The balance sheet as of September 30, 2008, the statements of operations and statements of cash flows for the three months ended September 30, 2008, and 2007, and for the period October 22, 2004 (date of inception) through September 30, 2008 which have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending September 30, 2008 are not necessarily indicative of results expected for the full year ending June 30, 2009.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2008 and for all periods presented, have been made.  These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on October 17, 2008.

The nature of the business and a summary of the significant accounting policies in conformity with accounting principles generally accepted in the United States of America, which  consistently applied in the preparation of the accompanying financial statements are as follows:

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

Isys Medical, Inc. (“Isys Medical”), OptiCon Systems’ parent company, announced its intention to spin off OptiCon through the payment of a stock dividend.  In connection with the proposed spin off, Opticon’s board of directors approved a stock dividend of 1,982,356 shares (99,118 shares after the reverse stock split of June 10, 2008), or approximately 1.06 for 1 share to Isys Medical, its sole shareholder.

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

2.     Summary of Significant Accounting Policies

(a)  Basis of Accounting

The Company maintains its financial records and financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States of America. The accrual basis of accounting provides for matching of revenues and expenses in the period they were earned and incurred.

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

(c)  Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company classifies outstanding checks in excess of funds on deposit as bank overdraft and reduces cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit recorded as bank overdraft were $6,369 and $0 at September 30, 2008 and  September 30, 2007, respectively.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(d)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107 - Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  Financial instruments that potentially subject the Company to credit risks consist primarily of cash equivalents, trade payables and loan payable.  Management believes that the carrying amounts of these instruments approximate their respective fair value at September 30, 2008 and 2007 because of the short maturity of these instruments.

(e)  Property & Equipment and Depreciation

Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company’s most recent analysis, management believes that no impairment of property and equipment exists at September 30, 2008 and 2007.

(f)   Capitalized Software Development Costs

The Company capitalizes software development costs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.  Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.  Amortization begins when the product is available for release to customers. Software development costs will be amortized based on the estimated economic life of the product.  Capitalized software costs at September 30, 2008 and 2007 amounted to $213,112 for each period respectively.

(g)  Impairment of Intangible Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management’s most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at September 30, 2008 and 2007.

(h)  Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”).  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values using an option-pricing model. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided.

The Company’s financial statements as of and for the three months ended September 30, 2008 and 2007 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  For the three months ended September 30, 2008 and 2007, the Company did not recognize stock-based compensation expense for employees and directors under SFAS 123(R).

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

(i)   Income Taxes

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

(j)   Earnings (Loss) Per Share

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

(k)  Impact of Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued FASB No. 141R, Business Combinations (FASB 141R), which replaces FASB 141. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Among other things, FASB 141R requires the expensing of direct transaction costs, including deal costs and restructuring costs as incurred.  In addition, contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect that FASB 141R would have an impact on the Company’s financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company may consummate after the effective date.

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

On January 1, 2008, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.   SFAS 159 permits entities to elect to measure many financial instruments at fair value.  This statement is effective as of the first fiscal year that begins after November 15, 2007.  Management is currently analyzing the effects of SFAS 159, but do not expect its implementation will have a significant impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.   FASB Statement No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities , and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FASB Statement No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company expects to implement FASB Statement No. 161 during the first quarter 2009, but do not believe the adoption of FASB Statement No. 161 will have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FASB Staff Position No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. generally accepted accounting principles. FASB Staff Position No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company expects to implement FASB Staff Position No. 142-3 on July 1, 2009. The Management expects that FASB Staff Position No. 142-3 could have an impact on the Company’s future financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, the Company consummate after the effective date.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.     Going Concern

For the three months ended September 30, 2008, the Company incurred a loss of $150,931.  For the period from October 22, 2004 (date of inception) through September 30, 2008, the Company incurred a cumulative net loss of $1,925,350.  As of September 30, 2008, the Company had negative working capital of $530,727, and $0 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict

4.     Property and Equipment

Property and equipment at September 30, 2008 and 2007 consist of the following:

	2008	2007

Computer equipment	$8,587	$6,949
Software	3,873	995
	12,460	7,944
Less accumulated depreciation	(7,643)	(4,672)
Net	$4,817	$3,272

For the three months ending September 30, 2008 and 2007, and for the period from October 22, 2004 (inception) to September 30, 2008, the total depreciation expense charged to operations totaled $537, $597, and $7,643, respectively.

5.     Intangible Assets

Intangible assets consist of the following at September 30, 2008 and 2007 are summarized as follows:

	2008	2007

Opticon fiber optic management software	$212,112	$212,112
Trademarks	1,000	1,000
	$213,112	$213,112

On July 26, 2005, the Company purchased the OptiCon Network Manager software system which consisted of version R3 and R4.  At the time of the purchase, the software system was out of date and had to be updated and integrated with other current business software systems before it could be distributed to customers.  The development of the R3 software system was completed during the quarter ended December 31, 2006, and is available for distribution to customers, although no sales have been made.

During the three months ended September 30, 2008 and 2007, the Company did not allocate direct labor costs or indirect costs and expenses to software development.  Amortization of the capitalized software costs will begin when the software is actually sold to customers.  At September 30, 2008, the R4 software system was not yet completed.

6.     Accrued Expenses

Accrued expenses at September 30, 2008 and 2007 were as follows:

	2008	2007

Accrued Salaries	$101,167	$189,000
Accrued Vacations	12,989	14,000
Payroll Tax Liabilities	27,367	26,482
Accrued Consulting	143,550	2,000
Accrued Interest	1,867	14,713
	$286,940	$246,195

7.     Related Parties Disclosures

(a)  Employment Agreements

Effective August 1, 2005, the Company entered into a two-year employment agreement with Saed (Sam) Talari, one of the Company’s directors.  The agreement is automatically renewable for an additional one-year period, and subsequently renewed by the Board for an additional one-year period through July 31, 2009.  The Agreement provides for (a) a base salary of $7,000 per month, , (b) a signing bonus equal to one month salary,  (c) four weeks vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

On September 30, 2008, the Company agreed to convert accrued salaries of $189,000 and accrued vacation pay of $14,000 due to Sam Talari into a 5% convertible promissory note in the amount of $203,000 due June 30, 2009.  The note is convertible into shares of the Company’s common stock at a 50% discount to the lowest recorded year closing or $.005 per share.  The Company recorded a discount due to the beneficial conversion feature of the convertible note in the amount of $203,000, and a corresponding amortization of the discount in the same amount.
On October 1, 2007, the Company entered into a one-year Employment Agreement with Mr. Sadruddin Currimbhoy, our Chief Executive Officer. The Agreement was automatically extended for an additional one-year period. The Agreement provides for (a) a base salary of $5,000 per month, (b) eight weeks vacation within one year of the starting date, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

As of September 30, 2008 and 2007, the accrued compensation under these agreements was $101,167 and $189,000 respectively, and as of September 30, 2008 and 2007, the Company also accrued vacation pay under employment agreements in the amount of $12,989 and $14,000 respectively.

(b)  Loan from Related Parties

On September 6, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.

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

On July 1, 2008, Mr. Talari exercised the principal amount of his convertible debenture and a portion of the accrued interest totaling $281,632 into 56,326,560 shares of the Company’s common stock.

Subsequent to the conversion of the outstanding debt to this debenture, Mr. Talari made additional advances to the Company on the unsecured $350,000 loan.

On July 2, 2008, the Company agreed to convert the remaining accrued interest of the debenture dated December 15, 2007 and a portion of outstanding amount of the master promissory note and accrued interest thereon in the aggregate amount of $60,019 into a 5% convertible debenture due December 31, 2008.  The debenture was convertible into shares of the Company’s common stock at a 50% discount to the lowest recorded year closing or $.005 per share.

On August 7, 2008, Mr. Talari exercised the principal amount of his convertible debenture of $60,019, dated July 2, 2008 into 12,003,734 shares of the Company’s common stock.

Subsequent to the conversion of his outstanding debt to the debenture dated July 2, 2008, Mr. Talari made additional advances to the Company on the unsecured $350,000 loan, of which $20,529 remains outstanding at September 30, 2008.  In addition, the Company accrued interest on this loan in the amount of $151 at September 30, 2008.

During the year ended June 30, 2008, Isys Medical, OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by Isys Medical at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet.  At September 30, 2008, the amount owed to Isys Medical was $8,625.

8.     Consulting Agreements and Stock Issuance

On October 1, 2007, the Company entered into a one-year consulting agreement with the Company’s Chief Financial Officer in exchange for a cash payment of $2,000 per month, and 6,000 shares of the Company’s common stock valued at $24,000.  The Board approved the value of the stock issued.

On September 19, 2008, the Company agreed to convert accrued consulting fees of $5,850 due to Cristino L. Perez, the Company’s CFO into 400,000 shares of the Company’s common stock at the rate of $.014625 per shares which corresponds to a 40% discount to the average bid and ask market price over the previous 5 days.

On May 9, 2008, the Company entered into a six-month consulting agreement with Keith Jablon, an unrelated individual, in exchange for a cash payment of $12,000 to provide marketing related services in connection with our R3 management software system.   The Consultant has the option to receive the cash payment under the Agreement in the form of common stock, subject to an S-8 registration, at a 20% discount to the five average closing bid price, prior to his notice to exercise the option.

The Consultant was also granted the option to purchase $12,000 per month worth of common stock, subject to an S-8 registration at a 40% discount to the average 10-day closing bid price prior to his notice to exercise.  The options are cumulative and expire, if not exercised within six months of the date of the last option received.

The Consultant is also to receive a 10% commission on all products through channels he introduced to the Company during the term of the agreement, and for one year after the termination of the Agreement, and 5% in kind on all consideration paid by the Company for any mergers or acquisitions that the Consultant is instrumental in finding or facilitating.

On July 31, 2008, the Company entered into a six-month consulting agreement with First Level Capital, Inc., an unrelated company, to provide investment banking services in exchange for  2,000,000 shares of the Company’s restricted common stock.  One-half of the shares are to be paid 14 days and 60 days after execution of the Agreement, respectively.  The Company issued 1,000,000 shares upon signing the agreement.  The second 1,000,000 has not yet been issued.

9.     Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 2,192 shares, at an adjusted average exercise price of $34.60.  All of the Warrants expire on November 11, 2011.  All of the Warrants granted during the year were non-qualified fixed price warrants.

The following table summarizes the activity related to the stock purchase warrants for the three months ended September 30, 2008 and 2007 and for the period from October 22, 2004 (inception) to September 30, 2008:

			(a)		Weighted Average
	Shares		Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Balance at October 22, 2004	–	–	–	–	–	–
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2005	–	–	–	–	–	–
Granted	541	–	$73.07	–	$34.60	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2006	541	–	$73.07	$–	$34.60	$–
Granted	1,651		$22.00	$–	$34.60	$–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2007	2,192		$–	$–	$34.60	$–

Exercisable at June 30, 2005	–	–	$–	$–	$–	$–
Exercisable at June 30, 2006	541	–	$73.07	$–	$73.07	$–
Exercisable at June 30, 2007	1,651	–	$22.00	$–	$22.00	$–
Granted	–	1,134,365	–	$.02	–	$.02
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Exercisable at June 30, 2008	2,192	1,134,365	$-	$.02	$34.60	$.02
Granted	–	597,947	–	$.11	–	$.11
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Exercisable at September 30, 2008 (Unaudited)	2,192	1,732,312	$–	$.02	$34.60	$.05

(a) As described in the consulting agreement, Mr. Keith Jablon, an unrelated individual, was granted the option to purchase $12,000 per month worth of common stock, subject to an S-8 registration at a 40% discount to the average 10-day closing bid price prior to his notice to exercise.    Using the Black-Scholes-Merton option pricing model, management determined that the grant-date value was $12,000 per month, which was recorded as consulting expense.  The number of shares underlying the grants was determined using the option pricing model.

The following are the weighted average assumptions for the options granted:  Dividend rate of zero percent; risk-free interest rate of 2.98%; expected lives of six months; and expected price volatility varying monthly from 442% to 510%.

Using the Black-Scholes-Merton option pricing model, management determined that the warrants originally issued had a calculated value of $0.50 per share.

The following are the weighted average assumptions for warrants granted:  Dividend rate of  0%; risk-free interest rate of 5%; expected lives of five years; and expected price volatility of 400%.

10.   Stock Option Plan

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

The Board of Directors authorized 60,214 shares of the Company’s common stock to be set aside, which may be issued under the Option Plan.  As of September 30, 2008 and 2007, no shares have yet been issued under the Option Plan.

11.   Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended September 30, 2008 and 2007 or for the period October 22, 2004 (date of inception) through September 30, 2008.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Quarter Ended Sept. 30, 2008	Quarter Ended Sept. 30, 2007		Period October 22, 2004 (inception) through Sept. 30, 2008
Income tax benefit at statutory rate	$(51,317)	$	(21,000)	$(654,619)
Increase (decrease) in income taxes due to:
Change in valuation allowance	51,317		21,000	654,619
All other	—		—	—
	$—		$—	$—

Net deferred tax assets and liabilities were comprised of the following:
	Quarter Ended September 30, 2008	Quarter Ended September 30, 2007		Period October 22, 2004 (inception) to September 30, 2008
Deferred tax asset (liability), current:
Accrued salaries	$28,560		$64,417	$28,560
Accrued other expense	59,015		9,606	59,015
Payroll tax liabilities	3,284		3,139	3,284
Prepaid expenses	5,758		0	5,758
Valuation allowance	(96,617)		(77,162)	(96,617)
	$—		$—	$—
Deferred tax asset (liability), non-current
Net operating loss	$(44,564)	$	(55,666)	$558,738
Property and equipment	(736)		(496)	(736)
Valuation allowance	45,300		56,162	(558,002)
	$—		$—	$—

The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2008 or 2007 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For financial statements purposes, the Company has accumulated losses of $1,925,350 from inception through September 30, 2008, which can be used to offset future income though 2023.

For income tax purposes the Company has available a net operating loss carry-forward of $467,933 from inception to September 30, 2008, which will expire, unless used to offset future federal taxable income through 2023.

12.   Commitments and Contingencies

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

Rent expense for the three months ended September 30, 2008 and 2007, and for the period from October 22, 2004 (date of inception) through September 30, 2008 was $3,162, $1,617, and $25,147 respectively.

13.   Subsequent Events

Effective October 1, 2008, the Company entered into a one-year consulting agreement with the Company’s Chief Financial Officer.  The Agreement provides for (1) a cash payment of $3,000 per month, and (2) $12,000 is payable in the form of the Company’s common stock at a 20% discount to the average bid and ask value during the 5 days preceding the end of each month.  The Consultant has the option to receive common stock in lieu of the cash payment at a 20% discount to the average bid and ask value during the 5 days preceding the end of conversion.

Effective October 16, 2008, the Company entered into a six-month consulting agreement with Philip Johnston, an unrelated individual, in exchange for four million non-legend shares of the Company’s common stock.  The Consultant would provide services to the Company on a non-exclusive basis, including business modeling and strategies, strategic alliances, increase exposure of the Company’s R-3 software management system in the U.S. and Canada, and other business and consulting services.  The Company has agreed to file a registration statement with the Securities and Exchange Commission on Form S-8 to register the four million shares on behalf of the Consultant.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the fiscal year ended June 30, 2008. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements.

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

•
Stock Based Compensation - We account for stock based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Share-Based Compensation”.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of subjective assumptions, including the expected term of the option grant, stock price volatility, and the pre-vesting option forfeiture rate.  We estimate the expected life of options granted based on historical exercise patterns.  We estimate stock price volatility based on historical implied volatility in our stock.  In addition, we are required to estimate the expected volatility rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised or cancelled.

•
Income Taxes - We record federal and state income tax liability in accordance with Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes.  Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. This Statement was to become effective for financial statements issued for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued FASB No. 141R, Business Combinations, which replaces FASB 141. The Statement requires that all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of those businesses, as well as to any non-controlling interest in those businesses, be recorded at their fair values at the acquisition date. The Statement requires, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred.  In addition, contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not had, nor contemplate transactions of this nature, and therefore, this Statement is not applicable to us.

In February 2008, the FASB issued the Staff Position No. 157-2 (FSP 157-2), which delayed the effective date by which companies must adopt the provisions of SFAS 157.  FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

On January 1, 2008, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to elect to measure many financial instruments at fair value.  This statement is effective as of the first fiscal year that begins after November 15, 2007.  We are analyzing the effects of this standard, but do not expect its implementation will have a significant impact on our financial condition, results of operations, or cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  FASB 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FASB 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not believe the adoption of FASB 161 will have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ( FASB SP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB 142, Goodwill and Other Intangible Assets. The intent of FASB SP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB 142 and the period of expected cash flows used to measure the fair value of the asset under FASB 141(R) and other U.S. generally accepted accounting principles.  FASB SP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited.  We will implement this Statement on July 1, 2009. We expect that the Statement could have an impact on our future financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, we consummate after the effective date.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of this standard will have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $-0- in cash at September 30, 2008, and $329,471 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements.  Our management believes our cash and credit line will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan.  We believe full implementation of our plan of operations and completion of development of the R4 system will cost approximately $5 million.  We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari.  If we do not obtain additional funding, we may need to cease operations until we do so, and in that event may consider a sale of our technology.  Our plan of operations set forth below depends entirely upon obtaining additional funding.

We do not have any ongoing discussions, arrangements, understandings, commitments or agreements for additional funding.  We will consider equity funding through either a private sale or a registered public offering of our common stock; however, it seems unlikely that we can obtain an underwriter.  We will consider a joint venture in which the joint venture partner provides funding to the enterprise.  We will consider debt financing, both unsecured and secured by a pledge of our technology.  As noted above, we may be forced to cease operations without additional funding, after our limited cash and line of credit with Mr. Talari are exhausted.

On February 1, 2008, we filed a registration statement on Form S-1, with the Securities and Exchange Commission.  We are offering 5,000,000 shares of our authorized but unissued common stock for sale pursuant to this prospectus in a “self underwritten” public offering.  The offering will continue until we have sold the 5,000,000 shares or terminate the offering.  Our directors and executive officers will offer the shares on our behalf.  Our directors and executive officers will not receive any compensation for sales of the shares which they may make.  We will rely on Rule 3(a)4-11 in that none of our directors and executive officers have ever been either a registered securities broker-dealer or an affiliate or associated person thereof.  We will receive the net proceeds from the sale of the 5,000,000 shares. Our registration statement has not yet been declared effective, and there is no assurance it will be declared effective.  There is no assurance we will be able sell all or any of these shares. We plan to attempt to recruit registered securities broker-dealers to assist us with the sale of the shares.  In the event we are able to do so, we expect to pay commissions and other compensation of up to ten percent of the gross sales price, or $0.10 per share to participating broker dealers, none of whom will be permitted to sell more than 9.99 percent of the offering, unless we amend the registration statement of which this prospectus is a part to identify such broker-dealers as underwriters and to disclose their compensation arrangements.

Our Marketing Plan

The first phase in our plan of operations, subject to adequate funding, will be implementation of our sales and marketing plan. We plan to initially contact those companies to which Corning Cable licensed the Opticon Network Manager software to offer maintenance and professional services with respect to the R3 software they continue to utilize. Since Corning Cable stopped supporting the R3 software, these companies have been without a means to maintain and support the software. We would be able to provide them with seamless integration with other programs or newer version of programs being used, and provide them with full maintenance and support. Corning Cable has provided us with a list of companies they had previously used their software.  We have contacted a number of these companies, and have found that the have a keen interest in our software.  We are unable to sell our software customers until we are able to raise funds to provide adequate support for the software.

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

Funding

To support our activities and provide the initial sales and support for entry into the large service provider marketplace, we will require an initial investment of approximately $5 million. We expect this level of funding to carry us into the marketplace for  IOCs,  ILECs and  RBOCs, as well as offer services to existing users of the R3 system, and provide the capital necessary to complete the development of our OptiCon R4 system, our next generation product.  The graph below depicts the areas of development, assuming attainment of different level of funding.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $-0- in cash with which to satisfy our cash requirements for the next twelve months, along with $329,471 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.

On September 6, 2005, we obtained a loan commitment from Mr. Saed (Sam)Talari, one of our directors and controlling person in the amount of $350,000 evidenced by a master promissory note, due on demand, with interest at the rate of 5% per annum.  Since its inception, Mr. Talari has continued to advance funds to us as we needed them.  On December 15, 2007, we agreed to convert the outstanding amount of the promissory note of $264,699, along with accrued interest of $16,702 into a 5% convertible debenture due on December 31, 2008 in the amount of $281,401.  On July 1, 2008, Mr. Talari converted the principal amount of the debenture and a portion of the accrued interest totaling $281,633 into 56,326,400 shares of our common stock.  On August 7, 2008, Mr. Talari converted the remaining accrued interest of this debenture and a portion of the master promissory note and accrued interest thereon into 12,,003,734 shares of our common stock.

Mr. Talari remains committed to continue funding the Company, so that after the conversions of the outstanding amount on the note and accrued interest to our common stock, we effectively have $329,471l of the promissory note available to us on an as needed basis.  During the quarter ended September 30, 2008, Mr. Talari made advances to us under this promissory note in the amount of $3,080.  At September 30, 2008, we owe Mr. Talari $20,529 on the promissory note, and accrued interest of $151.

For the three months ended September 30, 2008:

For the three months ended September 30, 2008, we incurred a net loss of $150,931.  Of this loss, $108,637, consisting of depreciation ($537) and deferred compensation to our employees ($21,000), and issuance of common stock in exchange for services ($87,100) did not require the use of cash.  Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $3,080.

For the three months ended September 30, 2008 compared to September 30, 2007 salaries and benefits decreased from $68,577 to $22,615 reflecting the termination of the employment agreements on July 31, 2007 for John Batton, our former CEO and Douglass Wright, our former vice-president.  For the same period, consulting expenses increased from $-0- to $111,167, reflecting hiring our Chief Financial Officer, and a consultant to assist with the marketing of our R3 software system.

For the three months ended September 30, 2007:

For the three months ended September 30, 2007, we incurred a net loss of $61,764. Of this loss, $64,597, consisting of depreciation ($597) and deferred compensation to our employees ($64,000) that did not represent the use of cash.  These changes plus others brought the total cash used in operations to $26,542.

At September 30, 2008, we had no contractual obligation or material commercial commitments for capital expenditures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings.

The registrant is not engaged in any legal proceedings at the date of this report.

Item 1A	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 filed on October 17, 2008 with the Securities and Exchange Commission, or the Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following tables set forth information about our unregistered sales of securities during the three months ended September 30, 2008.

Date	Title of Security	Amount	Purchaser		Price	Exemption
2008	Common stock	1,000,000	First Level Capital, Inc	(1)	Services	Section 4(2)
2008	Common stock	400,000	Cristino L. Perez	(2)	Services	Section 4(2)
2008	Common stock	56,326,560	Saed (Sam) Talari	(3)	Conversion	Section 4(2)
2008	Common stock	12,003,734	Saed (Sam) Talari	(4)	Conversion	Section 4(2)

(1) Issued to Market Voice, Inc. as designated by First Level Capital, Inc., an unrelated company, in payment for a 6 months consulting agreement to provide shareholders and investors relation services.
(2) Issued to our chief financial officer in exchange for accrued consulting fees under a one-year consulting agreement.
(3) Issued Mr. Talari, one of our directors, in conversion of a 5% Subordinated Convertible Debenture issued December 15, 2007 and due December 31, 2008.  Mr. Talari assigned the issuance of these shares to NeuWorld Communications, Inc., a company owned entirely by Mr. Talari.
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

We did not pay and no one acting on our behalf or to our knowledge paid any commissions or other compensation with respect to the sale of any of the shares listed in the tables above.  The principals of First Level Capital, Inc. became thoroughly familiar with our proposed business in the course of rendering services to us. Both Mr. Perez and Mr. Talari are thoroughly familiar with our proposed business in their respective positions as chief financial officer and director. None of these transactions involved a public offering. A legend was placed on each certificate that has been issued, prohibiting public resale of the shares, except subject to an effective registration statement under the Securities Act of 1933, as amended (the “Act”) or in compliance with Rule 144. We claim exemption from the registration requirement of the Act by reason of Section 4(2) of the Act and the rules and regulations there under, on grounds that none of the sales listed above involve a public offering within the meaning of the Act. Furthermore, although the value of the shares we have issued and agreed to issue is uncertain, we believe we may also rely on Rule 504 under Regulation D as an exemption from registration.

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5	Other Information.

Not applicable.

Item 6	Exhibits

31.A	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.B	Principal Financial & Accounting Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.A	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.B	Principle Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptiCon Systems, Inc.
(Registrant)

Date: November 7, 2008	By:	/s/ Sadruddin Currimbhoy
Sadruddin Currimbhoy
President & Principal Executive Officer

Date: November 7, 2008	By:	/s/ Cristino L. Perez
Cristino L. Perez
Principal Financial & Accounting Officer