Form 10-Q
period 2008-12-31
OPTICON SYSTEMS
filed 2009-02-17
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            December 31, 2008 (Second Quarter)

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________to ________________

COMMISSION FILE NUMBER 000-52488

OPTICON SYSTEMS, INC.
(Exact name of Registrant as specified in charter)

NEVADA	20-2583185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

449 Central Avenue, Suite 101, St. Petersburg, Florida 33701
(Address of principal executive offices) (ZIP Code)

817-305-7118
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
Yes ☐  No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 29, 2009 was 85,565,670 shares.

Transitional Small Business Disclosure Format (Check one):
Yes ☐  No ☒

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Financial Statements

	Balance Sheets as of December 31, 2008 and 2007 (unaudited)	3

	Statements of Operations for the Three and Six Months Ended December 31, 2008 and 2007, and for the Period October 22, 2004 (inception) to December 31, 2008 (unaudited)	4

	Statements of Changes in Stockholders’ Deficit for the Period October 22, 204 (inception) to December 31, 2008 (unaudited)	5

	Statements of Cash Flows for the Six Months Ended December 31, 2008 and 2007, and for the Period October 22, 2004 (inception) to December 31, 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2	Management's Discussion and Analysis or Plan of Operation	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4	Controls and Procedures	21

Item 4 T	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Information	23

Item 6	Exhibits	23

Signatures		23

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31,	June 30,
ASSETS	2008	2008
	(Unaudited)
Current assets
Cash and cash equivalents	$-	$-
Prepaid expenses	-	9,600
Total current assets	-	9,600
Property and equipment, net	4,281	5,354
Intangible assets, net	213,112	213,112
Other assets	-	625
Total assets	$217,393	$228,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$6,519	$6,425
Accounts payable	14,990	15,319
Accrued expenses	265,218	391,257
Note payable	26,000	6,000
	-	281,401
Loans and note payable – related parties	259,108	77,033
Total current liabilities	571,835	777,435

Stockholders’ deficit
Preferred stock, $.001 par value, 50,000,000 shares
authorized, none issued
Common stock, $.001 par value, 250,000,000 shares
authorized, 85,565,670 and 1,723,808 shares
issued and outstanding	$85,566	$1,724
Additional paid-in capital	1,630,961	1,224,301
Subscription receivable	(350)	(350)
Deficit accumulated during the development stage	(2,070,619)	(1,774,419)
Total stockholders’ deficit	(354,442)	(548,744)

Total liabilities and stockholders' deficit	$217,393	$228,691

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended		Period October 22, 2004 (inception) to
	--------------December 31,--------------		--------------December 31,--------------		December 31,
	2008	2007	2008	2007	2008

Net sales	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
Salaries and benefits	45,231	108,534	22,616	39,957	1,510,349
Consulting services	190,700	37,800	79,533	37,800	391,998
General and administrative	15,661	(7,176)	14,363	7,510	118,511
Allocable software costs	-	-	-	-	(115,111)
Legal and accounting	40,000	22,000	25,000	17,000	133,363
Operating loss	291,592	161,158	141,512	102,267	2,039,110

Non operating income (expense)
Interest expense	(4,608)	(5,956)	(3,757)	(3,083)	(31,711)
Miscellaneous income	-	-	-	-	202
	(4,608)	(5,956)	(3,757)	(3,083)	(31,509)

Loss from operations before income taxes	(296,200)	(167,114)	(145,269)	(105,350)	(2,070,619)

Provision for income taxes	-	-	-	-	-
Net loss	$(296,200)	$(167,114)	$(145,269)	$(105,350)	$(2,070,619)

Net loss per share
Basic	$(0.004)	$(0.005)	$(0.002)	$(0.003)
Diluted	$(0.004)	$(0.005)	$(0.002)	$(0.003)

Weighted average common shares outstanding
Basic	71,668,501	33,584,082	78,142,494	33,594,856
Diluted	71,668,501	33,584,082	78,142,494	33,594,856

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Deficit
For the Period October 22, 2004 (date of inception) through December 31, 2008

					Accumulated
					Deficit During
					the
	---------------Common---------------		Additional	Subscription	Development
	Shares	Stock	Paid-in Capital	Receivable	Stage	Total
Balance at October 22, 2004	-	$-	$-	$-	$-	$-
Issuance of common shares in exchange for
organization efforts	240,857	241	15,759	-	-	16,000
Issuance of common shares in
exchange for services	75,268	75	4,925	-	-	5,000
Net loss	-	-	-	-	(21,000)	(21,000)
Balance at June 30, 2005	316,125	316	20,684	-	(21,000)	-
Issuance of common shares in exchange for
Opticon software and other assets	1,264,500	1,265	98,736	-	-	100,000
Issuance of common stock purchase
warrants in exchange for services	-	-	17,999	-	-	17,999
Net (loss)	-	-	-		(656,885)	(656,885)
Balance at June 30, 2006	1,580,625	1,581	137,418	-	(677,885)	(538,886)
Issuance of common stock purchase
warrants in exchange for services	-	-	16,499	-	-	16,499
Net loss	-	-	-		(724,492)	(724,492)
Balance at June 30, 2007	1,580,625	1,581	153,917	-	(1,402,377)	(1,246,879)

Stock dividend	99,118	99	(99)	-	-	-
Issuance of common shares in exchange
for services	3,000	3	2,997	-	-	3,000
Contribution to capital	-	-	1,042,827	-	-	1,042,827
Sale of stock for cash	17,500	18	332	-	-	350
Subscription receivable	17,500	17	333	(350)	-	-
Issuance of common shares in exchange
for services	6,000	6	23,994	-	-	24,000
Discount on conversion feature of debenture	-	-	281,401	-	-	281,401
Amortization of conversion feature of debenture	-	-	(281,401)	-	-	(281,401)
Fractional shares issued	65	-	-	-	-	-
Net loss	-	-	-	-	(372,042)	(372,042)
Balance at June 30, 2008	1,723,808	1,724	1,224,301	(350)	(1,774,419)	(548,744)
Issuance of common shares on the conversion
of (2) debentures and accrued interest	68,330,134	68,330	273,322	-	-	341,652
Issuance of common shares in exchange
for consulting services	400,000	400	5,450	-	-	5,850
Issuance of common shares in exchange
for services	1,000,000	1,000	39,000	-	-	40,000
Discount on conversion feature of convertible note	-	-	203,000	-	-	203,000
Amortization of conversion feature of convertible note	-	-	(203,000)	-	-	(203,000)
Fractional shares issued	4	-	-	-	-	-
Net loss	-	-	-	-	(150,931)	(150,931)
Balance at September 30, 2008 (Unaudited)	71,453,946	71,454	1,542,073	(350)	(1,925,350)	(312,173)
Issuance of common shares in exchange
for services	2,111,724	2,112	40,888			43,000
Issuance of common shares on the conversion
of (3) convertible promissory notes	12,000,000	12,000	48,000	-	-	60,000
Net loss	-	-	-	-	(145,269)	(145,269)

Balance at December 31, 2008 (Unaudited)	85,565,670	$85,566	$1,630,961	$(350)	$(2,070,619)	$(354,442)

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

			Period
			October 22, 2004
	Six Months Ended		(inception)
	-----------December 31,------------		December 31,
	2008	2007	2008

Cash Flows From Operating Activities
Net loss from continuing operations	$(296,200)	$(167,114)	$(2,070,619)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,073	1,408	8,179
Issuance of common stock in exchange for services	83,000	27,000	160,498
Change in working capital components:			-
Prepaid expenses	9,600	(18,000)	-
Bank overdraft	94	15,196	6,519
Accounts payable	(329)	(18,430)	14,990
Accrued expenses	168,103	75,108	1,602,187
Net cash (used) by operating activities	(34,659)	(84,832)	(278,246)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(4,516)	7,460
Purchase of technology	-	-	(113,112)
Decrease (increase) in other assets	625	(625)	-
Net cash (used) in investing activities	625	(5,141)	(120,572)

Cash Flows From Financing Activities
Sale of common stock, net of subscription	-	350	350
Loan payable	-	12,000	12,000
Repayments of loans payable	-	(3,000)	(6,000)
Loan payable – Related parties	34,034	77,127	392,468
Net cash provided by investing activities	34,034	86,477	398,818
Net increase (decrease) in cash and cash equivalents	-	(3,496)	-

Cash And Cash Equivalents
Beginning of year	-	3,579	-
End of year	$-	$83	$-

Supplemental Disclosures on Interest and
Income Taxes Paid:
Interest paid for the period	$-	$83	$-
Income taxes paid for the period	$-	$83	$-

Supplemental Scheduleof Noncash Investing
And Financing Activities:
Issuance of common stock in exchange for promissory notes,
debenture and accrued interest	$401,652	$-	$401,652
Issuance of common stock in exchage for accounts payable	$5,850	$-	$5,850
Issuance of common stock for software and other assets	$-	$-	$105,000
Sale of stock subscription	$-	$-	$350

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Six Months Ended December 31, 2008 and 2007 and the Period October 22, 2004
(Date of Inception) to December 31, 2008
(Unaudited)

1. Basis of Presentation and History of the Company

(a) Basis of Presentation

The balance sheets as of December 31, 2008 and 2007, the statements of operations, statements of cash flows and statements of stockholders’ deficit for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of results expected for the full year ending June 30, 2009.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2008, and the results of operations, changes in cash flows, and changes in stockholders’ deficit for all periods presented, have been made.  These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on October 17, 2008.

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

Isys Medical, OptiCon Systems’ parent company at the time, announced its intention to spin off OptiCon through the payment of a stock dividend.  In connection with the proposed spin off, Opticon’s board of directors approved a stock dividend of 99,118 shares payable to Isys Medical, its sole shareholder.  On August 31, 2007, Isys Medical paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Opticon Systems stock for every two shares they own of Isys Medical.  As of this date, Opticon Systems ceased being a subsidiary of Isys Medical.

(c) Development Stage Enterprise

Since its inception, the Company has been in the development stage, dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed by, and acquired from Corning Cable System, Inc. through a related company, FutureTech Capital, LLC.  The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while developing its customer base and establishing itself in the marketplace.

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

2.  Summary of Significant Accounting Policies

(a) Loss Per Share

Basic EPS is calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

Based on an estimated current value of the Company’s stock being equal to or less than the exercise price of the warrants, none of the shares assumed issued upon conversion of the warrants, nor any of the stock assumed issued under the Company's 2004 Non statutory Stock Option Plan, are included in the computation of fully diluted loss per share, since their inclusion would be anti-dilutive.

(b) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.

In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), which delayed the effective date by which companies must adopt the provisions of SFAS 157.  FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the applicable provisions of SFAS 157 on July 1, 2008 did not have an impact on the Company’s financial statements.  The Company is evaluating the effect that adoption of the remaining provisions of this statement will have on its financial statements.

In October, 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3).  FSP 157-3 became effective upon issuance and clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited.  The Company does not believe the adoption of the Statement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaces SFAS 141. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Among other things, SFAS 141R requires the expensing of direct transaction costs, including deal costs and restructuring costs as incurred.  In addition, contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect that SFAS 141R would have an impact on the Company’s financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company may consummate after the effective date.

On January 1, 2008, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to elect to measure eligible financial instruments at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the first fiscal year that begins after November 15, 2007.  The Company did not elect the fair value option, therefore, the adoption of the Statement did not have an impact on its financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.   The Statement establishes enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities , and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company expects to implement SFAS 161 during the first quarter 2009, but do not believe the adoption of the Statement will have a material impact on the Company’s financial statements.

Effective April 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company expects to implement FSP 142-3 on July 1, 2009.   Management expects that FSP 142-3 could have an impact on the Company’s future financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, the Company consummate after the effective date.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material impact on its financial statements.

In May 2008, FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1).  This FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all periods presented.  Early adoption is not permitted.  The Company does not believe the FSP APB 14-1 would have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.  Going Concern

For the six months ended December 31, 2008, the Company incurred a loss of $296,200.  For the period from October 22, 2004 (date of inception) through December 31, 2008, the Company incurred a cumulative net loss of $2,070,619.  As of December 31, 2008, the Company had negative working capital of $571,835, and $0 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict

4. Property and Equipment

Property and equipment consist of the following:

	December 31, 2008	June 30, 2008

Computer equipment	$8,587	$8,587
Software	3,873	3,873
	12,460	12,460
Less accumulated depreciation	(8,179)	(7,106)
Net	$4,281	$5,354

For the three and six months ending December 31, 2008 and 2007, and for the period from October 22, 2004 (inception) to December 31, 2008, the total depreciation expense charged to operations totaled $1,073, $1,408 and $8,179, respectively.

5.   Intangible Assets

Intangible assets consist of the following:

	December 31, 2008	June 30, 2008

Opticon fiber optic management software	$212,112	$212,112
Trademarks	1,000	1,000
	$213,112	$213,112

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

During the three and six months ended December 31, 2008 and 2007, the Company did not allocate direct labor costs or indirect costs and expenses to software development.  Amortization of the capitalized software costs will begin when the software is actually sold to customers.  At December 31, 2008, the R4 software system was not yet completed.

6.   Accrued Expenses

Accrued expenses were as follows:

	December 31, 2008	June 30, 2008

Accrued Salaries	$82,166	$269,167
Accrued Vacations	14,604	25,374
Payroll Tax Liabilities	27,694	29,982
Accrued Consulting	135,150	56,400
Accrued Interest	5,604	10,334391
	$265,218	$391,257

7.   Related Parties Disclosures

(a) Employment Agreements

Effective August 1, 2005, the Company entered into a two-year employment agreement with Saed (Sam) Talari, one of the Company’s directors.  The agreement was automatically renewed for an additional one-year period, and subsequently renewed by the Board for an additional one-year period through July 31, 2009.  The Agreement provides for (a) a base salary of $7,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.  On October 5, 2007, the Company agreed to convert $40,000 of accrued salaries into a convertible promissory note due October 5, 2009.  The note is convertible into the Company’s common stock at the lower of 50% discount to the lowest recorded year end closing price or $.005 per share.  On October 5, 2007, Mr. Talari assigned the promissory note to Market Solutions Limited, Inc., an unrelated entity, for services provided by them unrelated to the business of the Company.  On November 14, 2008, the Company agreed to convert $20,000 of the $40,000 note held by Market Solutions into 4 million shares of the Company’s common stock.  Subsequent to the end of the year, the Company agreed to convert the remaining $20,000 note held by Market Solutions into an additional 4 million shares of the Company’s common stock.

On September 30, 2008, the Company agreed to convert accrued salaries of $189,000 and accrued vacation pay of $14,000 due to Sam Talari into a 5% convertible promissory note in the amount of $203,000 due June 30, 2009.  The note is convertible into shares of the Company’s common stock at a 50% discount to the lowest recorded year closing or $.005 per share.  The Company recorded a discount due to the beneficial conversion feature of the convertible note in the amount of $203,000, and a corresponding amortization of the discount in the same amount.  On November 13, 2008, the Company agreed to split the $203,000 note into two (2) notes of $20,000 each, and one note of $163,000 under the same terms and conditions.  On November 18, 2008, the Company agreed to convert the two (2) notes of $20,000 into 8 million shares of the Company’s common stock at $.005 per share.  In addition, the Company accrued interest on this loan in the amount of $2,322 at December 31, 2008.

On October 1, 2007, the Company entered into a one-year Employment Agreement with Mr. Sadruddin Currimbhoy, our Chief Executive Officer. The Agreement was automatically extended for an additional one-year period. The Agreement provides for (a) a base salary of $5,000 per month, (b) eight weeks vacation within one year of the starting date, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.  Mr. Currimbhoy had taken a leave of absence and on November 21, 2008 resigned as Chief Executive Officer.

As of December 31, 2008 and 2007, the accrued compensation under these agreements was $82,166 and $210,000 respectively, and as of December 31, 2008 and 2007, the Company also accrued vacation pay under employment agreements in the amount of $14,604 and $17,957 respectively.

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

Subsequent to the conversion of his outstanding debt to the debenture dated July 2, 2008, Mr. Talari made additional advances to the Company on the unsecured $350,000 loan, of which $87,483 remains outstanding at December 31, 2008.  In addition, the Company accrued interest on this loan in the amount of $1,292 at December 31, 2008.

During the year ended June 30, 2008, Isys Medical, OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by Isys Medical at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At December 31, 2008, the amount owed to Isys Medical on this promissory note was $8,625.

8.   Consulting Agreements and Stock Issuance

On October 1, 2007, the Company entered into a one-year consulting agreement with Mr. Cristino L. Perez, the Company’s Chief Financial Officer in exchange for a cash payment of $2,000 per month, and 6,000 shares of the Company’s common stock valued at $24,000.  The Board approved the value of the stock issued.

Effective October 1, 2008, upon termination of the initial one-year consulting agreement, the Company entered into a second one-year consulting agreement with Mr. Perez, the Company’s Chief Financial Officer.  The Agreement provides for (1) a cash payment of $3,000 per month, and (2) $12,000 is payable in the form of the Company’s common stock at a 20% discount to the average bid and ask value during the 5 days preceding the end of each month.  The Company agreed to issue Mr. Perez a total of 111,724 shares of common stock in exchange for services valued at $3,000, for the three months ended December 31, 2008 shares for services Although Mr. Perez has the option to receive common stock in lieu of the cash payment at a 20% discount to the average bid and ask value during the 5 days preceding the end of conversion, he has not exercised this option.

On September 19, 2008, the Company agreed to convert accrued consulting fees of $5,850 due to the Company’s CFO into 400,000 shares of the Company’s common stock at the rate of $.014625 per shares which corresponds to a 40% discount to the average bid and ask market price over the previous 5 days.

On May 9, 2008, the Company entered into a six-month Consulting Agreement with Keith Jablon, an unrelated individual, in exchange for a cash payment of $12,000 to provide marketing related services in connection with our R3 management software system.  The Agreement was terminated by the Company after 5 months.  The Consultant has the option to receive the cash payment under the Agreement in the form of common stock, subject to an S-8 registration, at a 20% discount to the five average closing bid price, prior to his notice to exercise the option.  Mr. Sam Talari made payments to Mr. Jablon on behalf of the Company, in the form of common stock of the Company personally owned by Mr. Talari, covering the first three months of services under the Agreement.  The Company remains liable to Mr. Jablon for two months of service under the Agreement.

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

On July 31, 2008, the Company entered into a six-month Consulting Agreement with First Level Capital, Inc., an unrelated company, to provide investment banking services in exchange for 2,000,000 shares of the Company’s restricted common stock.  One-half of the shares were to be paid 14 days and 60 days after execution of the Agreement, respectively.  The Company issued 1,000,000 shares subsequent to signing the agreement.  The second 1,000,000 had not yet been issued.   Subsequently, the Company has advised the Consultant that due to lack of proper and adequate public relations services by the vendor, the Company was not able to obtain investment from any sources, and therefore, the Company has cancelled the agreement due to contractual default and has made demand of the Consultant for the return of the 1,000,000 shares issued to them.  To date these shares have not been returned.  The Company will seek any and all avenues for the return of the 1,000,000 shares.

Effective October 16, 2008, the Company entered into a six-month Consulting Agreement with Philip Johnston, an unrelated individual, in exchange for 4 million non-legend shares of the Company’s common stock.  The Consultant would provide services to the Company on a non-exclusive basis, including business modeling and strategies, strategic alliances, increase exposure of the Company’s R-3 software management system in the U.S. and Canada, and other business and consulting services.  The Company agreed to file a registration statement with the Securities and Exchange Commission on Form S-8 to register the 4 million shares on behalf of the Consultant.  Subsequently, the Company and the Consultant agreed to cancel the Agreement, and no shares were issued.

9.   Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 2,192 shares, at an adjusted average exercise price of $34.60.  All of the Warrants expire on November 11, 2011.  All of the Warrants granted during the year were non-qualified fixed price warrants.

The following table summarizes the activity related to the stock purchase warrants and options for the period from October 22, 2004 (inception) to December 31, 2008:

			(a)		Weighted Average
	Shares		Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Balance at October 22, 2004	–	–	$–	$–	$–	$–
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2005	–	–	–	–	–	–
Granted	541	–	73.07	–	34.60	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2006	541	–	73.07	–	34.60	–
Granted	1,651		22.00	–	34.60	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2007	2,192		–	–	34.60	–
Exercisable at June 30, 2005	–	–	–	–	–	–
Exercisable at June 30, 2006	541	–	73.07	–	73.07	–
Exercisable at June 30, 2007	1,651	–	22.00	–	22.00	–
Granted	–	1,134,365	–	0.02	–	0.02
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Exercisable at June 30, 2008	2,192	1,134,365	-	0.02	34.60	0.02
Granted	–	597,947	–	0.11	–	0.11
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Exercisable at September 30, 2008 (Unaudited)	2,192	1,732,312	–	0.02	34.60	0.05
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Exercisable at December 31, 2008 (Unaudited)	2,192	1,732,312	$–	$0.02	$34.60	$0.05

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

(b) The following are the weighted average assumptions for the options granted to Mr. Jablon:  Dividend rate of zero percent; risk-free interest rate of 2.98%; expected lives of six months; and expected price volatility varying monthly from 442% to 510%.

(c)  Using the Black-Scholes-Merton option pricing model, management determined that the warrants originally issued on December 2, 2005 had a calculated value of $0.50 per share.  The following are the weighted average assumptions for warrants granted:  Dividend rate of  0%; risk-free interest rate of 5%; expected lives of five years; and expected price volatility of 400%.

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

The Board of Directors authorized 60,214 shares of the Company's common stock to be set aside, which may be issued under the Option Plan.  As of December 31, 2008 and 2007, no shares have yet been issued under the Option Plan.

11.  Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the six months ended December 31, 2008 and 2007 or for the period October 22, 2004 (date of inception) through December 31, 2008.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Six Months Ended Dec. 31, 2008	Six Months Ended Dec. 31, 2007	Period October 22, 2004 (inception) through
			Dec. 31, 2008
Income tax benefit at statutory rate	$(100,708)	$(56,819)	$(704,010)
Increase (decrease) in income taxes due to:
Change in valuation allowance	100,708	56,819	704,010
All other	-	-	-
	$-	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
	Six Months Ended Dec. 31, 2008	Six Months Ended Dec. 31, 2007		Period October 22, 2004 (inception) to Dec. 31, 2008
Deferred tax asset (liability), current:
Accrued salaries	$22,100		$71,400	$22,100
Accrued other expense	43,750		6,315	43,750
Payroll tax liabilities	3,395		3,785	3,395
Prepaid expenses	-		-	-
Valuation allowance	(69,245)		(81,500)	(69,245)
	$-		$-	$-
Deferred tax asset (liability), non-current
Net operating loss	$32,169	$	(24,096)	$635,472
Property and equipment	(706)		(585)	(706)
Valuation allowance	(31,463)		24,682	(634,766)
	$-		$-	$-

The Company has not recognized an income tax benefit for its operating losses generated through December 31, 2008 or 2007 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For financial statements purposes, the Company has accumulated losses of $2,070,619 from inception through December 31, 2008, which can be used to offset future income though 2023.

For income tax purposes the Company has available a net operating loss carry-forward of $431,478 from inception to December 31, 2008, which will expire, unless used to offset future federal taxable income through 2023.

12.  Change in Management

November 21, 2008, Mr. Sadruddin Currimbhoy resigned his position as Chief Executive Officer and director of the Company, and Derek Haake resigned his position as Secretary and director of the Company.  On the same date, Mr. Sam Talari was elected Acting Chief Executive Officer and director, Mr. Cristino L. Perez was elected Secretary and director, and Paul D. Lisenby was elected director of the Company.

13.  Commitments and Contingencies

Since inception through August 2005, the Company was inactive and therefore did not require office space. On August 25, 2005, the Company entered into a 6-month lease agreement for office space at $1,813 per month, plus taxes and ancillary services.  Since the termination of the lease through August 2007, Mr. Batton, the former president of the Company, provided office space at no cost to the Company.

On August 1, 2007, the Company entered into a lease agreement for executive offices at a monthly rental of $625, plus sales taxes and ancillary services.  After termination of the initial term, the lease was extended on a month-to-month basis through November 2008.

On November 18, 2008, the Company entered into a 2-year commercial sub-lease agreement for our executive offices in St. Petersburg, Florida at a rental of $2,000 per month with Muse River Corporation, a related party, of whom Sam Talari, our Acting Chief Executive Officer has a 50% ownership interest.  Future lease obligations under this lease for years ending December 31, 2009, and 2010 are $24,000 and $21,000, respectively.

Rent expense for the three and six months ended December 31, 2008, and for the period from October 22, 2004 (date of inception) through December 31, 2008 amounted to $6,497, $9,659 and $31,644 respectively.  Rent expense for the three and six months ended December 31, 2007, and for the period from October 22, 2004 (date of inception) through December 31, 2008 amounted to $1,975, $3,592, and $17,050 respectively.

14.   Subsequent Events

On January 2, 2009, the Company agreed to convert a $20,000 convertible promissory note held by Market Solutions Limited, Inc. into 4 million shares of the Company’s common stock.

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

•
Capitalized Software Development Costs - We capitalize software development costs incurred subsequent to the establishment of technological feasibility and amortize them over the estimated lives of the related products. We discontinue capitalization of software when the software product is available to be sold, leased, or otherwise marketed. Amortization of software costs begins when the developed product is available for sale to our customers. We anticipate amortizing software development costs over the estimated economic life and estimated number of units to be sold of the product.

•
Stock Based Compensation - We account for stock based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Share-Based Compensation.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of subjective assumptions, including the expected term of the option grant, stock price volatility, and the pre-vesting option forfeiture rate.  We estimate the expected life of options granted based on historical exercise patterns.  We estimate stock price volatility based on historical implied volatility in our stock.  In addition, we are required to estimate the expected volatility rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised or cancelled.

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

Recent Accounting Pronouncement

Recent accounting pronouncements are summarized in Note 2 to the accompanying financial statements.

Off-Balance Sheet Arrangements:

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $-0- in cash at December 31, 2008, and $262,517 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements.  Our management believes our cash and credit line will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan.  We believe full implementation of our plan of operations and completion of development of the R4 system will cost approximately $5 million.  We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari.  If we do not obtain additional funding, we may need to cease operations until we do so, and in that event may consider a sale of our technology.  Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

On February 1, 2008, we filed a registration statement on Form S-1, with the Securities and Exchange Commission, offering 5,000,000 shares of our authorized but unissued common stock for sale pursuant to this prospectus in a "self underwritten" public offering. Our registration statement has not yet been declared effective, and there is no assurance it will be declared effective.  During the three months ended December 31, 2008, we have not made any efforts to get the registration statement approved, however, once approved, our directors and executive officers will offer the shares on our behalf.  Our directors and executive officers will not receive any compensation for sales of the shares which they may make.  We will rely on Rule 3(a)4-11 in that none of our directors and executive officers have ever been either a registered securities broker-dealer or an affiliate or associated person thereof.  Once our registration is approved, the offering will continue until we have sold the 5,000,000 shares or terminate the offering.  We will receive the net proceeds from the sale of the 5,000,000 shares.  There is no assurance we will be able sell all or any of these shares. We plan to attempt to recruit registered securities broker-dealers to assist us with the sale of the shares.  In the event we are able to do so, we expect to pay commissions and other compensation of up to ten percent of the gross sales price, or $0.10 per share to participating broker dealers, none of whom will be permitted to sell more than 9.99% of the offering, unless we amend the registration statement of which this prospectus is a part to identify such broker-dealers as underwriters and to disclose their compensation arrangements.

Our Marketing Plan

The first phase in our plan of operations, subject to adequate funding, will be implementation of our sales and marketing plan. We plan to initially contact those companies to which Corning Cable licensed the Opticon Network Manager software to offer maintenance and professional services with respect to the R3 software they continue to utilize. Since Corning Cable stopped supporting the R3 software, these companies have been without a means to maintain and support the software. We would be able to provide them with seamless integration with other programs or newer version of programs being used, and provide them with full maintenance and support. Corning Cable has provided us with a list of companies they had previously used their software.  We have contacted a number of these companies, almost entirely in the United States, and have found that they have a keen interest in our software.  We are unable to sell our software customers until we are able to raise funds to provide adequate support for the software – see description of “International Operations” below.

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

We anticipate that as funding is received, of which there is no assurance, we will begin hiring the appropriate technical staff who would be able to handle support requirements for this market segment. We anticipate a need for up to forty-four employees by the end of the first year of full operation after funding. The number of employees we hire during the next twelve months will depend upon the level of funding and sales achieved.

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

Level of Funding $1,000,000	Level of Funding $2,500,000	Level of Funding $5,000,000

Securing adequate facilities (approximately 12,500 square feet of space)	N/A	Securing an additional 12,500 to 25,000 square feet facility

Hiring approximately 12 product support, marketing, and administrative staff	Hiring an additional 12 product support and marketing staff, 3 product development staff, and additional administrative staff.	Hiring additional 12 product support, marketing and administrative support staff.

Acquiring furniture and fixtures for the facilities and staff, acquire computer systems.	Acquire additional furniture and equipment for staff, and acquire additional computers and upgrade present system.	Upgrade computer systems to accommodate handling large MSO and ISO companies.

Hiring of product support and development department heads.	N/A	N/A

N/A	Commence the development of OptiCon R4 software system.	Complete the development of the OptiCon R4 system.

International Operations

We have received inquiries from companies in many emerging markets for our software, including South Africa as well as Australia, and New Zealand telecommunications providers that are aggressively expanding their fiber initiatives and others that are beginning to appropriate millions of dollars in spending to increase fiber connectivity throughout their regions. We believe it is extremely important for the growth of our Company to have a presence in these emerging markets.

We have had discussions with local and regionally based companies that already have existing relationships with the key decision makers in these foreign markets, including local governments and municipalities. As we work with these companies to show them the benefits of our software and to establish business relationships to market the OptiCon software, we believe this strategy will increase our opportunities to significantly increase our revenue projections for 2009 and beyond from the international markets.  Our goal has always been to market and sell our software in the U.S. while expanding our sales opportunities outside the U.S.  This strategy will assist us in diversifying our exposure to one economic market while opening up additional opportunities for global growth of the Company.

We have appointed Develco cc, a South African closed corporation, as our Exclusive Business Agent for the Republic of South Africa to recruit non-exclusive sales representatives, master re-sellers of our software, and licensed agents to represent us in the country.  We have signed up our two Non-Exclusive Sales Representatives to sell our software in South Africa.

Results of  Operations

For the three months ended December 31, 2008 and 2007:

For the three months ended December 31, 2008, we incurred a net loss of $145,269.  Of this loss, $113,690, consisting of depreciation ($536) and deferred compensation to our employees ($21,000), and issuance of common stock in exchange for services ($43,000) did not require the use of cash.  Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $31,579.

For the three months ended December 31, 2007, we incurred a net loss of $105,350. Of this loss, $64,768, consisting of depreciation ($811) and deferred compensation to our employees ($39,957) that did not represent the use of cash.  These changes plus others brought the total cash used in operations to $14,542.

For the three months ended December 31, 2008 compared to December 31, 2007 salaries and benefits decreased from $39,957 to $22,616 reflecting the termination of the employment agreements on July 31, 2007 for John Batton, our former CEO and Douglass Wright, our former vice-president.  For the same period, consulting expenses increased from $37,800 to $79,533, reflecting hiring our Chief Financial Officer, and an independent consultant to assist with the marketing of our R3 software system in the U.S., and a one time payment to our Chief Financial Officer and one of our directors for their efforts in establishing business relationships in South Africa.

For the six months ended December 31, 2008 and 2007:

For the six months ended December 31, 2008, we incurred a net loss of $296,200.  Of this loss, $261,541, consisting of depreciation ($1,073) and deferred compensation to our employees ($21,000), and issuance of common stock in exchange for services ($83,000) did not require the use of cash.  Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $34,659.

For the six months ended December 31, 2007, we incurred a net loss of $167,114. Of this loss, $113,408, consisting of depreciation ($1,408), deferred compensation to our employees ($85,000) and issuance of common stock in exchange for services ($27,000) did not represent the use of cash.  These changes plus others brought the total cash used in operations to $84,832.

For the six months ended December 31, 2008 compared to December 31, 2007 salaries and benefits decreased from $108,534 to $45,231 reflecting the termination of the employment agreements on July 31, 2007 for John Batton, our former CEO and Douglass Wright, our former vice-president.  For the same period, legal expenses increased from $22,000 to $40,000, reflecting increase efforts of filing our annual report on Form 10-K and other general legal services.  During the same period, consulting expenses increased from $37,800 to $190,700, reflecting hiring our Chief Financial Officer, and a consultant to assist with the marketing of our R3 software system in the U.S., and a one time payment to our Chief Financial Officer and one of our directors for their efforts in establishing business relationships in South Africa.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had $-0- in cash with which to satisfy our cash requirements for the next twelve months, along with $265,517 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.  On September 6, 2005, we obtained a loan commitment from Mr. Saed (Sam)Talari, one of our directors and controlling person in the amount of $350,000 evidenced by a master promissory note, due on demand, with interest at the rate of 5% per annum.  Since its inception, Mr. Talari has continued to advance funds to us as we needed them.  On December 15, 2007, we agreed to convert the outstanding amount of the promissory note of $264,699, along with accrued interest of $16,702 into a 5% convertible debenture due on December 31, 2008 in the amount of $281,401.  On July 1, 2008, Mr. Talari converted the principal amount of the debenture and a portion of the accrued interest totaling $281,633 into 56,326,400 shares of our common stock.  On August 7, 2008, Mr. Talari converted the remaining accrued interest of this debenture and a portion of the master promissory note and accrued interest thereon totaling $60,019 into 12,003,734 shares of our common stock.  Mr. Talari remains committed to continue funding the Company, so that after the conversions of the outstanding amount on the note and accrued interest to our common stock, we effectively have $265,517 of the promissory note available to us on an as needed basis.

During the three and six months ended December 31, 2008, Mr. Talari made advances to us or paid expenses on our behalf under this master promissory note in the amount of $66,737 and $69,817 respectively.  At December 31, 2008, we owe Mr. Talari $87,483 on the master promissory note, and accrued interest of $1,292.

Hathaway Corporation, our former parent company, paid expenses on our behalf amounting to $8,625 during the six ended December 31, 2007, which amount remains unpaid at December 31, 2008.  Hathaway does not have any obligation or agreement to make any payments on our behalf.

On November 18, 2008, we signed a 2-year commercial sub-lease agreement for our executive offices at $2,000 per month with Muse River, a related company.  We are committed to make lease payments of $24,000 and $21,000, respectively for the next two years.  At December 31, 2008, we had no other contractual obligation or material commercial commitments for capital expenditures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of December 31, 2008, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect this control.

Limitations on the Effectiveness of Internal Control: Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control.  The design of any system of internal control is also based in part upon certain assumptions about risks and the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances and the degree of compliance with the policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings.

The registrant is not engaged in any legal proceedings at the date of this report.

Item 1A	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 filed on October 17, 2008 with the Securities and Exchange Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our unregistered sales of securities during the three months ended December 31, 2008.

Date	Title of Security	Amount	Purchaser		Price	Exemption
2008	Common stock	1,111,724	Cristino L. Perez	(1)	Services	Section 4(2)
2008	Common stock	8,000,000	Saed (Sam) Talari	(2)	Conversion	Section 4(2)
2008	Common stock	4,000,000	Market Solutions Limited, Inc.	(3)	Conversion	Section 4(2)
2008	Common stock	1,000,000	Paul D. Lisenby	(4)	Services	Section 4(2)
(1) Issued to our chief financial officer in exchange for services under a new one-year consulting agreement and special services during the quarter ended December 31, 2008.
(2) Issued Mr. Talari, one of our directors, in conversion of a Convertible Promissory Note issued September 30, 2008 and due June 30, 2009.
(3) Issued Market Solutions Limited, Inc., an unrelated company, in conversion of one-half of a Convertible Promissory Note issued October 5, 2007 and due October 5, 2009.  The Convertible Promissory Note was originally issued to Mr. Talari, one of our directors, in payment of accrued salaries.  Mr. Talari assigned the note to Market Solutions Limited, Inc. in exchange for services unrelated to Opticon Systems.
(4) Issued to our Mr. Paul D. Lisenby, one of our directors, for special consulting services rendered during the quarter ended December 31, 2008.

We have agreed to issue Jackson L. Morris, our securities counsel, 150,000 shares of our common stock in partial payment of his legal fees.

We did not pay and no one acting on our behalf or to our knowledge paid any commissions or other compensation with respect to the sale of any of the shares listed in the tables above.  Mr. Perez, Mr. Talari and Mr. Lisenby are thoroughly familiar with our proposed business in their respective positions as chief financial officer, acting chief executive officer, and directors. None of these transactions involved a public offering. A legend was placed on each certificate that has been issued, prohibiting public resale of the shares, except subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or in compliance with Rule 144. We claim exemption from the registration requirement of the Act by reason of Section 4(2) of the Act and the rules and regulations there under, on grounds that none of the sales listed above involve a public offering within the meaning of the Act. Furthermore, although the value of the shares we have issued and agreed to issue is uncertain, we believe we may also rely on Rule 504 under Regulation D as an exemption from registration.

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5	Other Information.

Not applicable.

Item 6	Exhibits

10.G.01	Exclusive Business Agent Agreement with Develco cc
31.A	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.B	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.A	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.B	Principle Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptiCon Systems, Inc.
(Registrant)

Date: February 17, 2009	By: /s/ Sam Talari
Saed (Sam) Talari
Principal Executive Officer

Date: February 17, 2009	By: /s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial & Accounting Officer