Form 10-Q
period 2009-03-31
OPTICON SYSTEMS
filed 2009-05-15
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009 (Third Quarter)

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

813-305-7118
(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 23, 2009 was 89,755,558 shares.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Financial Statements

	Balance Sheets as of March 31, 2009 (unaudited) and June 30, 2008	3

	Statements of Operations for the Three and Nine Months Ended March 31, 2009 and 2008, and for the Period October 22, 2004 (inception) to March 31, 2009 (unaudited)	4

	Statements of Changes in Stockholders’ Deficit for the Period October 22, 2004 (inception) to March 31, 2009 (unaudited)	5

	Statements of Cash Flows for the Nine Months Ended March 31, 2009 and 2008, and for the Period October 22, 2004 (inception) to March 31, 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2	Management's Discussion and Analysis or Plan of Operation	20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4	Controls and Procedures	27

Item 4 T	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 4	Submission of Matters to a Vote of Security Holders	28

Item 5	Other Information	28

Item 6	Exhibits	29

Signatures		29

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Balance Sheets

	March 31,	June 30,
ASSETS	2009	2008
	(Unaudited)
Current assets
Cash and cash equivalents	$-	$-
Accounts receivable, net	49,215	-
Deferred contract costs	26,696	-
Prepaid expenses	-	9,600
Total current assets	75,911	9,600
Property and equipment, net	3,744	5,354
Intangible assets, net of amortization	212,206	213,112
Other assets	-	625
Total assets	$291,861	$228,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$850	$6,425
Accounts payable	31,598	15,319
Deferred revenue	49,215	-
Accrued expenses	334,275	391,257
Note payable	6,000	6,000
Debenture payable - related party	-	281,401
Loans and notes payable – related parties	259,708	77,033
Total current liabilities	681,646	777,435

Stockholders’ deficit
Preferred stock, $.001 par value, 50,000,000 shares
authorized, none issued	$-	$-
Common stock, $.001 par value, 250,000,000 shares authorized,
and 89,755,558 and 1,723,808 shares issued and outstanding	89,756	1,724
Additional paid-in capital	1,649,771	1,224,301
Subscription receivable	(350)	(350)
Deficit accumulated during the development stage	(2,128,962)	(1,774,419)
Total stockholders’ deficit	(389,785)	(548,744)

Total liabilities and stockholders' deficit	$291,861	$228,691

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
					Period October
					22, 2004
	For the Nine Months Ended		For the Three Months Ended		(inception) to
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009

Net sales	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
Salaries and benefits	67,846	148,514	22,615	39,980	1,532,964
Consulting services	202,700	76,000	12,000	38,200	403,998
General and administrative	24,985	(1,742)	9,324	5,434	127,835
Allocable software costs	-	-	-	-	(115,111)
Legal and accounting	50,000	26,500	10,000	4,500	143,363
Operating expenses	345,531	249,272	53,939	88,114	2,093,049

Operating loss	(345,531)	(249,272)	(53,939)	(88,114)	(2,093,049)

Non operating income (expense)
Interest expense	(9,012)	(9,917)	(4,404)	(3,961)	(36,115)
Miscellaneous income	-	-	-	-	202
	(9,012)	(9,917)	(4,404)	(3,961)	(35,913)

Loss from operations before income taxes	(354,543)	(259,189)	(58,343)	(92,075)	(2,128,962)

Provision for income taxes	-	-	-	-	-
Net loss	$(354,543)	$(259,189)	$(58,343)	$(92,075)	$(2,128,962)

Net loss per share
Basic	$(0.005)	$(0.008)	$(0.001)	$(0.003)
Diluted	$(0.005)	$(0.008)	$(0.001)	$(0.003)

Weighted average common shares outstanding
Basic	77,544,852	33,587,621	89,558,726	33,594,856
Diluted	77,544,852	33,587,621	89,558,726	33,594,856

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Deficit
For the Period October 22, 2004 (date of inception) through March 31, 2009
(Unaudited)
					Accumulated
					Deficit During the
	Common		Additional	Subscription	Development
	Shares	Capital	Paid-in Capital	Receivable	Stage	Total
Balance at October 22, 2004	-	$-	$-	$-	$-	$-
Issuance of common shares in exchange for
organization efforts	240,857	241	15,759	-	-	16,000
Issuance of common shares in exchange for services	75,268	75	4,925	-	-	5,000
Net loss	-	-	-	-	(21,000)	(21,000)
Balance at June 30, 2005	316,125	316	20,684	-	(21,000)	-
Issuance of common shares in exchange for
Opticon software and other assets	1,264,500	1,265	98,736	-	-	100,000
Issuance of common stock purchase
warrants in exchange for services	-	-	17,999	-	-	17,999
Net (loss)	-	-	-		(656,885)	(656,885)
Balance at June 30, 2006	1,580,625	1,581	137,418	-	(677,885)	(538,886)
Issuance of common stock purchase
warrants in exchange for services	-	-	16,499	-	-	16,499
Net loss	-	-	-		(724,492)	(724,492)
Balance at June 30, 2007	1,580,625	1,581	153,917	-	(1,402,377)	(1,246,879)

Stock dividend	99,118	99	(99)	-	-	-
Issuance of common shares in exchange for services	3,000	3	2,997	-	-	3,000
Contribution to capital	-	-	1,042,827	-	-	1,042,827
Sale of stock for cash	17,500	18	332	-	-	350
Subscription receivable	17,500	17	333	(350)	-	-
Issuance of common shares in exchange for services	6,000	6	23,994	-	-	24,000
Discount on conversion feature of debenture	-	-	281,401	-	-	281,401
Amortization of conversion feature of debenture	-	-	(281,401)	-	-	(281,401)
Fractional shares issued	65	-	-	-	-	-
Net loss	-	-	-	-	(372,042)	(372,042)
Balance at June 30, 2008	1,723,808	1,724	1,224,301	(350)	(1,774,419)	(548,744)
Issuance of common shares on the conversion
of (2) debentures and accrued interest	68,330,134	68,330	273,322	-	-	341,652
Issuance of common shares in exchange
for consulting services	400,000	400	5,450	-	-	5,850
Issuance of common shares in exchange for services	1,000,000	1,000	39,000	-	-	40,000
Discount on conversion feature of convertible note	-	-	203,000	-	-	203,000
Amortization of conversion feature of convertible note	-	-	(203,000)	-	-	(203,000)
Fractional shares issued	4	-	-	-	-	-
Net loss	-	-	-	-	(150,931)	(150,931)
Balance at September 30, 2008 (Unaudited)	71,453,946	71,454	1,542,073	(350)	(1,925,350)	(312,173)
Issuance of common shares in exchange for services	2,111,724	2,112	40,888			43,000
Issuance of common shares on the conversion
of (3) convertible promissory note	12,000,000	12,000	48,000	-	-	60,000
Net loss	-	-	-	-	(145,269)	(145,269)
Balance at December 31, 2008 (Unaudited)	85,565,670	85,566	1,630,961	(350)	(2,070,619)	(354,442)
Issuance of common shares in exchange for services	189,888	190	2,810	-	-	3,000
Issuance of common shares on the conversion
of a convertible promissory note	4,000,000	4,000	16,000	-	-	20,000
Net loss	-	-	-	-	(58,343)	(58,343)

Balance at March 31, 2009 (Unaudited)	89,755,558	$89,756	$1,649,771	$(350)	$(2,128,962)	$(389,785)

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			Period
			October 22, 2004
	Nine Months Ended		(inception)
	March 31,		March 31,
	2009	2008	2009

Cash Flows From Operating Activities
Net loss from continuing operations	$(354,543)	$(259,189)	$(2,128,962)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,516	2,220	9,622
Issuance of common stock in exchange for services	86,000	27,000	163,498
Change in working capital components:
Accounts receivable	(49,215)	-	(49,215)
Prepaid expenses	9,600	(12,000)	-
Deferred contract costs	(26,696)	-	(26,696)
Bank overdraft	(5,575)	8,161	850
Accounts payable	16,279	(16,572)	31,598
Accrued expenses	237,160	111,398	1,671,244
Deferred revenue	49,215	-	49,215
Net cash (used) by operating activities	(35,259)	(138,982)	(278,846)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(4,516)	(7,460)
Purchase of technology	-	-	(113,112)
Decrease (increase) in deposits	625	(625)	-
Net cash (used) in investing activities	625	(5,141)	(120,572)

Cash Flows From Financing Activities
Sale of common stock, net of subscription	-	350	350
Loan payable	-	12,000	12,000
Repayments of loans payable	-	(6,000)	(6,000)
Loan payable – Related parties	34,634	134,277	393,068
Net cash provided by investing activities	34,634	140,627	399,418
Net increase (decrease) in cash and cash equivalents	-	(3,496)	-

Cash And Cash Equivalents
Beginning of year	-	3,579	-
End of year	$-	$83	$-

Supplemental Disclosures on Interest and
Income Taxes Paid:
Interest paid for the period	$-	$-	$-
Income taxes paid for the period	$-	$-	$-

Supplemental Schedule of Noncash Investing
And Financing Activities:
Issuance of common stock in exchange for promissory notes,
debenture and accrued interest	$421,652	$-	$421,652
Issuance of common stock in exchage for accounts payable	$5,850	$-	$5,850
Issuance of common stock for software and other assets	$-	$-	$105,000
Sale of stock subscription	$-	$-	$350

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

1. Basis of Presentation and History of the Company

(a) Basis of Presentation

The balance sheet as of March 31, 2009, the statements of operations, statements of cash flows and statements of stockholders’ deficit for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of results expected for the full year ending June 30, 2009.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2009, and the results of operations, changes in cash flows, and changes in stockholders’ deficit for all periods presented, have been made.  These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on October 17, 2008.

(b) History of the Company

OptiCon Systems, Inc. (“the Company”) was formed as a Nevada corporation on October 22, 2004.  On July 29, 2005, the stockholders of the Company entered into an agreement to exchange 100% of the outstanding common stock of the Company, for common and preferred stock of FutureWorld Energy, Inc., (formerly Isys Medical, Inc.) a publicly traded company, at which time, the Company became a wholly owned subsidiary of FutureWorld Energy.

FutureWorld Energy, Inc., OptiCon Systems’ parent company at the time, announced its intention to spin off OptiCon through the payment of a stock dividend.  In connection with the proposed spin off, Opticon’s board of directors approved a stock dividend of 99,118 shares payable to FutureWorld Energy, its sole shareholder.  On August 31, 2007, FutureWorld Energy paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Opticon Systems stock for every two shares they own of FutureWorld Energy.  As of this date, Opticon Systems ceased being a subsidiary of FutureWorld Energy.

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

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

(b) Revenue Recognition

The Company is principally in the business of licensing its fiber optic management software, the OptiCon Network Manager.  In accordance with Statement of Position 97-2 – Software Revenue Recognition, revenue from licensing the software will be recognized upon installation and acceptance of the software by customers.  When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year.  Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement.

Revenue associated with software sales to distributors is recognized, net of discounts, when the Company has performed substantially all its obligations under the arrangement. Until such time as substantially all obligations under the arrangements are met, software sales are recorded as deferred revenue.  Costs and expenses associated with deferred revenue are also deferred.  When a software sales arrangement includes commitment to provide training, and/or other services or materials, the Company estimates and records the expected costs of these services and/or materials.

 (c) Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and Cash Equivalents, Accounts Receivable, Deferred Contract Costs, Bank Overdraft, Accounts Payable, Deferred Revenue and Accrued Expenses :
The carrying amount reported in the balance sheets for these items approximates fair value because of the short maturity of these instruments.

•	Notes Payable and Loans and Notes Payable to Related Parties:

The carrying value of notes payable and loans and notes payable to related parties approximates fair value as each of the notes payable carries an interest rate commensurate with commercial borrowing rates available to the Company.

As of March 31, 2009 and June 30, 2008, the fair values of the Company’s financial instruments approximate their historical carrying amount.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

(d) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The adoption of the applicable provisions of SFAS 157 on July 1, 2008 did not have an impact on the Company’s financial statements.    SFAS 157 provides an exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.  The Company is evaluating the effect that adoption of the remaining provisions of this statement will have on its financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”.  FSP 157-1 provides a scope exception from FASB No. 157, “Fair Value measurements” for the evaluation criteria on lease classification and capital lease measurement under FASB No. 13, “Accounting for Leases” and other related accounting pronouncements. The Company does not have any capital leases, accordingly, the Company did not apply the provisions of FSB 157-1.

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

In October, 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3).  FSP 157-3 became effective upon issuance and clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FSP 157-3 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited.  The Company expects to implement SFAS 160 on July 1, 2009, but does not believe the adoption of the Statement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaces SFAS 141. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Among other things, SFAS 141R requires the expensing of direct transaction costs, including deal costs and restructuring costs as incurred.  Contingent consideration arrangements are to be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect that SFAS 141R would have an impact on the Company’s financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company may consummate after the effective date.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

On January 1, 2008, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to elect to measure eligible financial instruments at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement became effective for the Company’s current fiscal year.  The Company did not elect the fair value option, therefore, the adoption of the Statement did not have an impact on its financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.   The Statement establishes enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company expects to implement SFAS 161 July 1,  2009, but do not believe the adoption of the Statement will have a material impact on the Company’s financial statements.

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

In May 2008, FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1).  This FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all periods presented.  Early adoption is not permitted.  The Company expects to implement APB 14-2 on July 1, 2009, but does not believe the FSP APB 14-1 would have a material impact on the Company’s financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.  Going Concern

For the nine months ended March 31, 2009, the Company incurred a loss of $354,543.  For the period from October 22, 2004 (date of inception) through March 31, 2009, the Company incurred a cumulative net loss of $2,128,962.  As of March 31, 2009, the Company had negative working capital of $605,735,  $49,215 in accounts receivable and $0 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing, and revenue from the sale of its products and services in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict

4. Property and Equipment

Property and equipment at March 31, 2009 and June 30, 2008 consist of the following:

	March 31, 2009	June 30, 2008

Computer equipment	$8,587	$8,587
Software	3,873	3,873
	12,460	12,460
Less accumulated depreciation	(8,716)	(7,106)
Net	$3,744	$5,354

For the three and nine months ending March 31, 2009 and 2008, and for the period from October 22, 2004 (inception) to March 31, 2009, the total depreciation expense charged to operations totaled $537, $1,611 and $8,716, respectively.

5.   Intangible Assets

Intangible assets consist of the following at March 31, 2009 and June 30, 2008:

	March 31,2009	June 30, 2008

Opticon fiber optic management software	$212,112	$212,112
Trademarks	1,000	1,000
Less: accumulated amortization	(906)	-
	$212,206	$213,112

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

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

During the three and nine months ended March 31, 2009 and 2008, the Company did not allocate direct labor costs or indirect costs and expenses to software development.  Amortization of the capitalized software costs began when the software was actually sold to customers.  Amortization is provided based on the number of software units sold relative to the number of units expected to be sold during the software’s economic life.  At March 31, 2009, the R4 software system was not yet completed.

6.   Accrued Expenses

Accrued expenses at March 31, 2009 and June 30, 2008 were as follows:

	March 31, 2009	June 30, 2008

Accrued Salaries	$103,167	$269,167
Accrued Vacations	16,220	25,374
Payroll Tax Liabilities	27,443	29,982
Accrued Consulting	171,650	56,400
Accrued Commissions	5,790	-
Accrued Interest	10,005	10,334
	$334,275	$391,257

7.   Related Parties Disclosures

(a) Employment Agreements

Effective August 1, 2005, the Company entered into a two-year employment agreement with Saed (Sam) Talari, one of the Company’s directors.  The agreement was automatically renewed for an additional one-year period, and subsequently renewed by the Board for an additional one-year period through July 31, 2009.  The Agreement provides for (a) a base salary of $7,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.  On October 5, 2007, the Company agreed to convert $40,000 of accrued salaries into a convertible promissory note due October 5, 2009.  The note is convertible into the Company’s common stock at the lower of 50% discount to the lowest recorded year end closing price or $.005 per share.  On October 5, 2007, Mr. Talari assigned the promissory note to Market Solutions Limited, Inc., an unrelated entity, for services provided by them unrelated to the business of the Company.  On November 14, 2008, the Company agreed to convert $20,000 of the $40,000 note held by Market Solutions into 4 million shares of the Company’s common stock.  On January 2, 2009, the Company agreed to convert the remaining $20,000 note held by Market Solutions into an additional 4 million shares of the Company’s common stock.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

On September 30, 2008, the Company agreed to convert accrued salaries of $189,000 and accrued vacation pay of $14,000 due to Sam Talari into a 5% convertible promissory note in the amount of $203,000 due June 30, 2009.  The note is convertible into shares of the Company’s common stock at a 50% discount to the lowest recorded year closing or $.005 per share.  The Company recorded a discount due to the beneficial conversion feature of the convertible note in the amount of $203,000, and a corresponding amortization of the discount in the same amount.  On November 13, 2008, the Company agreed to split the $203,000 note into two (2) notes of $20,000 each, and one note of $163,000 under the same terms and conditions.  On November 18, 2008, the Company agreed to convert the two (2) notes of $20,000 into 8 million shares of the Company’s common stock at $.005 per share.  In addition, the Company accrued interest on this loan in the amount of $4,332 at March 31, 2009.

On October 1, 2007, the Company entered into a one-year Employment Agreement with Mr. Sadruddin Currimbhoy, our former Chief Executive Officer. The Agreement was automatically extended for an additional one-year period. The Agreement provides for (a) a base salary of $5,000 per month, (b) eight weeks vacation within one year of the starting date, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.  Mr. Currimbhoy had taken a leave of absence and on November 21, 2008 resigned as Chief Executive Officer.

As of March 31, 2009 and June 30, 2008, the accrued compensation under these agreements was $103,167 and $269,067 respectively, and as of March 31, 2009 and June 30, 2008, the Company also accrued vacation pay under employment agreements in the amount of $16,220 and $25,374 respectively.

(b) Loan from Related Parties

On September 6, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.

On December 15, 2007, the Company agreed to convert the outstanding amount of the note of $264,699 and accrued interest thereon of $16,702 into a 5% convertible debenture in the aggregate amount of $281,401.  On July 1, 2008, the Company agreed to change the conversion feature of the debenture to 50% discount to the lowest recorded year closing price or $0.005 per share.  The Company recorded a discount due to the beneficial conversion feature of the debenture in the amount of $281,401, and a corresponding amortization of the discount in the same amount.

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

Subsequent to the conversion of his outstanding debt to the debenture dated July 2, 2008, Mr. Talari made additional advances to the Company on the unsecured $350,000 loan, of which $88,083 remains outstanding at March 31, 2009.  In addition, the Company accrued interest on this loan in the amount of $2,378 at March 31, 2009.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

During the year ended June 30, 2008, FutureWorld Energy, Inc. (formerly Isys Medical), OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At March 31, 2009, the amount owed to FutureWorld Energy on this promissory note was $8,625, and accrued interest of $1,040.

8.   Consulting Agreements and Stock Issuance

(a)  Cristino L. Perez

On October 1, 2007, the Company entered into a one-year consulting agreement with Mr. Cristino L. Perez, the Company’s Chief Financial Officer in exchange for a cash payment of $2,000 per month, and 6,000 shares of the Company’s common stock valued at $24,000.  The Board approved the value of the stock issued.

Effective October 1, 2008, upon termination of the initial one-year consulting agreement, the Company entered into a second one-year consulting agreement with Mr. Perez, the Company’s Chief Financial Officer.  The Agreement provides for (1) a cash payment of $3,000 per month, and (2) $12,000 is payable in the form of the Company’s common stock at a 20% discount to the average bid and ask value during the 5 days preceding the end of each month.  The Company agreed to issue Mr. Perez a total of 154,112 and 42,388 shares of common stock in exchange for services valued at $6,000 and $3,000 respectively, for the nine and three months ended March 31, 2009 respectively.  Although Mr. Perez has the option to receive common stock in lieu of the cash payment at a 20% discount to the average bid and ask value during the 5 days preceding the end of conversion, he has not exercised this option.

On September 19, 2008, the Company agreed to convert accrued consulting fees of $5,850 due to the Company’s CFO into 400,000 shares of the Company’s common stock at the rate of $.014625 per shares which corresponds to a 40% discount to the average bid and ask market price over the previous 5 days.

(b)  Keith Jablon

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

The Consultant was also to receive a 10% commission on all products through channels he introduced to the Company during the term of the agreement, and for one year after the termination of the Agreement, and 5% in kind on all consideration paid by the Company for any mergers or acquisitions that the Consultant is instrumental in finding or facilitating.  To date, the Company has not had revenue from sources introduced by Mr. Jablon.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

(c)  First Level Capital

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

(d)  Philip Johnston

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

The following table summarizes the activity related to the stock purchase warrants and options for the period from October 22, 2004 (inception) to March 31, 2009:

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

	Shares		(a) (b) Exercise Price per Share		Weighted Average Exercise Price per Share
		Stock
	Warrants	Options (c)	Warrants	Options	Warrants	Options

Balance at October 22, 2004	–	–	–	–	–	–
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2005	–	–	–	–	–	–
Granted	541	–	$73.07	–	$34.60	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2006	541	–	$73.07	$–	$34.60	$–
Granted	1,651		$22.00	$–	$34.60	$–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2007	2,192		$–	$–	$34.60	$–
Granted	–	1,134,365	–	$.02	–	$.02
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Exercisable at June 30, 2008	2,192	1,134,365	$-	$.02	$34.60	$.02
Granted	–	597,947	–	$.11	–	$.11
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Exercisable at September 30, 2008 (Unaudited)	2,192	1,732,312	$–	$.02	$34.60	$.05
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Exercisable at March 31, 2009 (Unaudited)	2,192	1,732,312	$–	$.02	$34.60	$.05

(a)  Using the Black-Scholes-Merton option pricing model, management determined that the warrants originally issued on December 2, 2005 had a calculated value of $0.50 per share.  The following are the weighted average assumptions for warrants granted:  Dividend rate of 0%; risk-free interest rate of 5%; expected lives of five years; and expected price volatility of 400%.

(b) As described in the consulting agreement, Mr. Keith Jablon, an unrelated individual, was granted the option to purchase $12,000 per month worth of common stock, subject to an S-8 registration at a 40% discount to the average 10-day closing bid price prior to his notice to exercise.    Using the Black-Scholes-Merton option pricing model, management determined that the grant-date value was $12,000 per month, which was recorded as consulting expense.  The number of shares underlying the grants was determined using the option pricing model.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

(c) The following are the weighted average assumptions for the options granted to Mr. Jablon:  Dividend rate of zero percent; risk-free interest rate of 2.98%; expected lives of six months; and expected price volatility varying monthly from 442% to 510%.

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

The Board of Directors authorized 60,214 shares of the Company's common stock to be set aside, which may be issued under the Option Plan.  As of March 31, 2009, no shares have yet been issued under the Option Plan.

11.  Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the nine months ended March 31, 2009 and 2008 or for the period October 22, 2004 (date of inception) through March 31, 2009.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008		Period October 22, 2004 (inception) through March 31, 2009

Income tax benefit at statutory rate	$(120,545)	$	(88,124)	$(723,847)
Increase (decrease) in income taxes due to:
Change in valuation allowance	120,545		88,124	723,847
All other	-		-	-
	$-		$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008	Period October 22, 2004 (inception) to March 31, 2009
Deferred tax asset (liability), current:
Accrued salaries	$29,240	$71,400	$29,240
Accrued other expense	56,774	6,315	56,774
Payroll tax liabilities	3,310	3,786	3,310
Prepaid expenses	-	-	-
Valuation allowance	(89,323)	(81,500)	(89,323)
	$-	$-	$-
Deferred tax asset (liability), non-current
Net operating loss	$31,898	$7,210	$635,201
Property and equipment	(677)	(586)	(677)
Valuation allowance	(31,221)	(6,624)	(634,524)
	$-	$-	$-

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2009 or 2008 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For financial statements purposes, the Company has accumulated losses of $2,128,962 from inception through March 31, 2009, which can be used to offset future income though 2023.

For income tax purposes the Company has available a net operating loss carry-forward of $635,201 from inception to March 31, 2009, which will expire, unless used to offset future federal taxable income through 2023.

12.  Change in Management

November 21, 2008, Mr. Sadruddin Currimbhoy resigned his position as Chief Executive Officer and director of the Company, and Derek Haake had resigned his position as Secretary and director of the Company effective August 19, 2007.  On the same date, Mr. Sam Talari was elected Acting Chief Executive Officer and director, Mr. Cristino L. Perez was elected Secretary and director, and Paul D. Lisenby was elected director of the Company.

13.  Commitments and Contingencies

Agency and Sales Representative Agreements

On November 23, 2008, the Company signed an Exclusive Business Agent agreement with Develco cc, a South African corporation to recruit non-exclusive sales representatives, master re-sellers of the Company’s  software, and licensed agents to represent the Company in the country.  Develco introduced the Company to Mfumo Networking Solutions.

Effective February 10, 2009, the Company signed an Exclusive Agency Agreement with Mfumo Networking Solutions cc, a South Africa closed corporation, to provide data services to customers, and, and to assist the Company in developing a customer base for the Company’s  OptiCon Network Manager™ software in South Africa.  Mfumo Networking is a leading telecommunications integrator company in South Africa focusing within the Information Technology and Telecommunications environment, with personal and business relationships with governmental and municipal agencies as well as private enterprises.

The term of the Agency Agreement is for 24 months, and is automatically renewable for additional 12-month periods under terms and conditions to be negotiated by both parties.   The Agreement required Mfumo Networking to purchase 10 software licenses totaling $49,215, net of a commission allowance of $8,685.  The sale of these licenses have been reflected as deferred revenue in the accompanying financial statements. The Company is also required under the Agreement to provide training and other services to Mfumo.  The estimated costs associated with the agreement have been recorded as deferred contract costs. The Agreement also requires Mfumo to pay the Company a 10% royalty fee on data services and professional service revenue generated from customers using the Company’s software.  No professional services have been provided to date.

On February 10, 2009, the Company also signed an Exclusive Sales Representative Agreement with Mfumo Networking Solutions to sell the Company’s  OptiCon Network Manager™ software to governmental agencies and non-exclusive to non-governmental enterprises in South Africa.  In addition to Mfumo, the Company has signed two other Non-Exclusive Sales Representative Agreements to sell our software in South Africa.   All sales representative agreements are for a one-year period.  Under the agreements the Company has agreed to pay a total sales commission of 25% to be apportioned among the Business Agent and the sales representatives.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) to March 31, 2009
(Unaudited)

Lease/Rental Agreements

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

On November 18, 2008, the Company entered into a 2-year commercial sub-lease agreement for our executive offices in St. Petersburg, Florida at a rental of $2,000 per month with Muse River Corporation, a related party, of whom Sam Talari, our Acting Chief Executive Officer has a 50% ownership interest.  Future lease obligations under this lease for years ending March 31, 2010, and 2011 are $24,000 and $15,000, respectively.

Rent expense for the three and nine months ended March 31, 2009, and for the period from October 22, 2004 (date of inception) through March 31, 2009 amounted to $6,800, $16,459 and $38,444 respectively.  Rent expense for the three and nine months ended March 31, 2008 amounted to $1,945 and $5,537 respectively.

14.  Subsequent Event

On May 13, 2009,  the Company agreed to convert the principal amount of a $163,000 convertible promissory note dated September 30, 2008 and $87,000 of the principal amount of the $350,000 master promissory note with a balance of $88,083 due to Mr. Sam Talari, the Company’s acting Chief Executive Officer, into 50,000,000 shares of the Company’s common stock.  The convertible and the master promissory notes are convertible into shares of the Company’s common stock at 50% discount to the lowest recorded year closing price or $0.005.

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

Our critical accounting policies include:

•
Revenue Recognition - We recognize revenue from licensing our software upon the acceptance of the software by customers in accordance with Statement of Position 97-2, Software Revenue Recognition.  When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year.  Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement.

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

•
Capitalized Software Development Costs - We capitalize software development costs incurred subsequent to the establishment of technological feasibility and amortize them over the estimated lives of the related products. We discontinue capitalization of software when the software product is available to be sold, leased, or otherwise marketed. Amortization of software costs begins when the developed product is available for sale to our customers. We amortize our software development costs over the estimated economic life and estimated number of units of the product to be sold.

•
Stock Based Compensation - We account for stock based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Share-Based Compensation.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of subjective assumptions, including the expected term of the option grant, stock price volatility, and the pre-vesting option forfeiture rate.  We estimate the expected life of options granted based on historical exercise patterns.  We estimate stock price volatility based on historical implied volatility in our stock.  In addition, we are required to estimate the expected volatility rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised or cancelled.

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

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The adoption of the applicable provisions of SFAS 157 on July 1, 2008 did not have an impact on the Company’s financial statements.    SFAS 157 provides an exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.  The Company is evaluating the effect that adoption of the remaining provisions of this statement will have on its financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”.  FSP 157-1 provides a scope exception from FASB No. 157, “Fair Value measurements” for the evaluation criteria on lease classification and capital lease measurement under FASB No. 13, “Accounting for Leases” and other related accounting pronouncements. The Company does not have any capital leases, accordingly, the Company did not apply the provisions of FSB 157-1.

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

In October, 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3).  FSP 157-3 became effective upon issuance and clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FSP 157-3 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited.  The Company expects to implement SFAS 160 on July 1, 2009, but does not believe the adoption of the Statement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaces SFAS 141. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Among other things, SFAS 141R requires the expensing of direct transaction costs, including deal costs and restructuring costs as incurred.  Contingent consideration arrangements are to be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect that SFAS 141R would have an impact on the Company’s financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company may consummate after the effective date.

On January 1, 2008, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to elect to measure eligible financial instruments at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement became effective for the Company’s current fiscal year.  The Company did not elect the fair value option, therefore, the adoption of the Statement did not have an impact on its financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.   The Statement establishes enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company expects to implement SFAS 161 July 1,  2009, but do not believe the adoption of the Statement will have a material impact on the Company’s financial statements.

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

In May 2008, FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1).  This FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all periods presented.  Early adoption is not permitted.  The Company expects to implement APB 14-2 on July 1, 2009, but does not believe the FSP APB 14-1 would have a material impact on the Company’s financial statements.

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

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $-0- in cash at March 31, 2009, and $261,917 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements.  Our management believes our cash and credit line, and revenue from the sale of our products will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan.  We believe full implementation of our plan of operations and completion of development of the R4 system will cost approximately $5 million.  We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari, and limited revenues from the sale of our products.  If we do not obtain additional funding, we may need to cease operations until we do so, and in that event may consider a sale of our technology.  Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

On February 1, 2008, we filed a registration statement on Form S-1, with the Securities and Exchange Commission, offering 5,000,000 shares of our authorized but unissued common stock for sale pursuant to this prospectus in a "self underwritten" public offering. Our registration statement has not yet been declared effective, and there is no assurance it will be declared effective.  During the three and nine months ended March 31, 2009, we have not made any efforts to get the registration statement approved, however, once approved, our directors and executive officers will offer the shares on our behalf.  Our directors and executive officers will not receive any compensation for sales of the shares which they may make.  We will rely on Rule 3(a)4-11 in that none of our directors and executive officers have ever been either a registered securities broker-dealer or an affiliate or associated person thereof.  If we complete our registration process, and the registration is approved, the offering will continue until we have sold the 5,000,000 shares or terminate the offering.  We will receive the net proceeds from the sale of the 5,000,000 shares.  There is no assurance we will be able sell all or any of these shares. We plan to attempt to recruit registered securities broker-dealers to assist us with the sale of the shares.  In the event we are able to do so, we expect to pay commissions and other compensation of up to ten percent of the gross sales price, or $0.10 per share to participating broker dealers, none of whom will be permitted to sell more than 9.99% of the offering, unless we amend the registration statement of which this prospectus is a part to identify such broker-dealers as underwriters and to disclose their compensation arrangements.

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

We are also exploring the opportunities to locate and are in discussion with local and regionally based companies in emerging markets with existing relationships with the key decision makers in these foreign markets, that would be willing establish strategic relationships in those markets and establishing their own Network Operating Centers to increase our visibility and support our customers in those markets.  We are considering establishing this concept as our business model for countries in these emerging markets.

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

International Operations

We have received inquiries from companies in many emerging markets for our software, including Australia, China, India, New Zealand, South Africa, and Japan telecommunications providers that are aggressively expanding their fiber initiatives and others that are beginning to appropriate millions of dollars in spending to increase fiber connectivity throughout their regions. We believe it is extremely important for the growth of our Company to have a presence in these emerging markets.

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

We have appointed Develco cc, a South African corporation, as our Exclusive Business Agent for the Republic of South Africa to recruit non-exclusive sales representatives, master re-sellers of our software, and licensed agents to represent us in the country.  We have signed up our two Non-Exclusive Sales Representatives to sell our software in South Africa.   Develco  introduced us to Mfumo Networking Solutions.

On February 10, 2009, we granted Mfumo Networking Solutions cc, a South African corporation, an Exclusive Agency in the Republic of South Africa to provide data services to customers, and, and assist us in developing a customer base for our OptiCon Network Manager™ software.  These services include mapping and monitoring the customers’ networks, and providing necessary professional services to these customers relating to their use of our software.

The Agency required Mfumo to purchase 10 software licenses totaling $49,215, net of a commission allowance of $8,685, which is reflected as an accounts receivable and as deferred revenue on our financial statements, since we still have to provide training and other services to Mfumo.  We estimated the cost to provide this training and other services of approximately $20,000 and have recorded them along with other expenses relating to this contract as deferred contract costs, Both the deferred revenue and deferred contract costs will be recorded in our statement of operations once we have satisfied the terms of the agreement with Mfumo. According to the agreement Mfumo is also to pay us a 10% Royalty Fee on data services and professional service revenue generated from customers using our software.  Mfumo has not generated any data services or professional services revenue as of yet.

On February 10, 2009, we also granted Mfumo Networking Solutions an Exclusive Sales Representative in the Republic of South Africa to market our software to governmental agencies and non-exclusive to non-governmental enterprises.  We have also agreed to pay Develco, our Business Agent in South Africa a 10% commission of all revenue generated from Mfumo and other sales representatives introduced to us by them.

Mfumo Networking Solutions is a leading telecommunications integrator company in South Africa focusing within the Information Technology and Telecommunications environment, with personal and business relationships with governmental and municipal agencies as well as private enterprises, and the marketing expertise and infrastructure to promote our software and develop our customer base.

Results of  Operations

For the three months ended March 31, 2009 and 2008:

For the three months ended March 31, 2009, we incurred a net loss of $58,343.  Of this loss, $25,443, consisting of depreciation ($1,443) and deferred compensation to our employees ($21,000), and issuance of common stock in exchange for services ($3,000) did not require the use of cash.  Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $42,519.

For the three months ended March 31, 2008, we incurred a net loss of $92,075. Of this loss, $29,811, consisting of depreciation ($811) and deferred compensation to our employees ($29,000) that did not represent the use of cash.  These changes plus others brought the total cash used in operations to $54,150.

For the three months ended March 31, 2009 compared to March 31, 2008 salaries and benefits decreased from $39,980 to $22,615 reflecting the termination of the employment agreements on July 31, 2007 for John Batton, our former CEO and Douglass Wright, our former vice-president.  For the same period, consulting expenses decreased from $38,220 to $12,000, reflecting the termination of the agreement with an independent consultant who was assisting us with the marketing of our R3 software system in the U.S.  Also for the same period, rent expense increased by $4,855 reflecting our new lease on our corporate offices in St. Petersburg, Florida.

For the nine months ended March 31, 2009 and 2008:

For the nine months ended March 31, 2009, we incurred a net loss of $354,543.  Of this loss, $251,171, consisting of depreciation and amortization ($2,517) and deferred compensation to our employees and consultants ($63,000 and $99,600 respectively), and issuance of common stock in exchange for services ($86,000) did not require the use of cash.  Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $35,259.

For the nine months ended March 31, 2008, we incurred a net loss of $259,189. Of this loss, $135,220, consisting of depreciation ($2,220), deferred compensation to our employees ($106,000) and issuance of common stock in exchange for services ($27,000) did not represent the use of cash.  These changes plus others brought the total cash used in operations to $138,982.

For the nine months ended March 31, 2009 compared to March 31, 2008, salaries and benefits decreased from $148,514 to $67,846 reflecting the termination of the employment agreements on July 31, 2007 for John Batton, our former CEO and Douglass Wright, our former vice-president.  For the same period, legal expenses increased from $26,500 to $50,000, reflecting increase efforts of filing our annual report on Form 10-K and other general legal services.  During the same period, consulting expenses increased from $76,000 to $202,700, reflecting hiring our Chief Financial Officer, and consultants to assist us with investment banking services and the marketing of our R3 software system in the U.S., and a one time payment to our Chief Financial Officer and one of our directors for their efforts in establishing business relationships in South Africa. For the same period, rent expense increased from $5,537 to $16,459 reflecting our lease for our corporate offices in St. Petersburg, Florida.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had $49,215 in accounts receivable and $-0- in cash with which to satisfy our cash requirements for the next twelve months, along with $261,917 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.  On September 6, 2005, we obtained a loan commitment from Mr. Saed (Sam)Talari, one of our directors and controlling person in the amount of $350,000 evidenced by a master promissory note, due on demand, with interest at the rate of 5% per annum.  Since its inception, Mr. Talari has continued to advance funds to us as we needed them.  On December 15, 2007, we agreed to convert the outstanding amount of the promissory note of $264,699, along with accrued interest of $16,702 into a 5% convertible debenture due on December 31, 2008 in the amount of $281,401.  On July 1, 2008, Mr. Talari converted the principal amount of the debenture and a portion of the accrued interest totaling $281,633 into 56,326,400 shares of our common stock.  On August 7, 2008, Mr. Talari converted the remaining accrued interest of this debenture and a portion of the master promissory note and accrued interest thereon totaling $60,019 into 12,003,734 shares of our common stock.  Mr. Talari remains committed to continue funding the Company, so that after the conversions of the outstanding amount on the note and accrued interest to our common stock, we effectively have $261,917 of the master promissory note available to us on an as needed basis.  During the three and nine months ended March 31, 2009, Mr. Talari made advances to us or paid expenses on our behalf under this master promissory note in the amount of $600 and $70,634 respectively.  At March 31, 2009, we owe Mr. Talari $88,083 on the master promissory note, and accrued interest of $2,378.

On May 13, 2009, we agreed to convert $250,000 of the debt otherwise owed to Mr. Sam Talari into 50,000,000 shares of our common stock.  The debt was represented by a  convertible promissory note of $163,000 and $87,000 of the $88,083 owed to him on the master promissory note discussed above.  In essence, we now have $348,917 available to draw upon on the master promissory note.

On February 10, 2009, we granted Mfumo Networking Solutions cc, a South Africa closed corporation, an Exclusive Agency in the Republic of South Africa to provide data services to our customers, and assist us in developing a customer base for our OptiCon Network Manager™ software.  The Agency required Mfumo to purchase 10 software licenses totaling $49,215, net of a commission allowance of $8,685, and to pay us a 10% royalty fee on data services and professional service revenue generated from customers using our software.  We expect to collect this receivable within the next 30 days.  We have also agreed to pay Develco cc, our Business Agent in South Africa a 10% commission of all revenue from Mfumo.

On November 16, 2008, we signed a 2-year commercial sub-lease agreement for our executive offices at $2,000 per month with Muse River, a related company.  We are committed to make lease payments of $24,000 and $15,000, respectively for the next two years.  At March 31, 2009, we had no other contractual obligation or material commercial commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of March 31, 2009, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect this control.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our unregistered sales of securities during the three months ended March 31, 2009.

Date	Title of Security	Amount	Purchaser		Price	Exemption

2009	Common stock	42,388	Cristino L. Perez	(1)	Services	Section 4(2)
2009	Common stock	150,000	Jackson Morris	(2)	Services	Section 4(2)
2009	Common stock	4,000,000	Market Solutions Limited, Inc.	(3)	Conversion	Section 4(2)

(1) Issued to our chief financial officer in exchange for services under a new one-year consulting agreement and special services during the quarter ended March 31, 2009.
(2)  Issued to our SEC counsel in exchange for services under engagement letter dated June 25, 2007.
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

We did not pay and no one acting on our behalf or to our knowledge paid any commissions or other compensation with respect to the sale of any of the shares listed in the tables above.  Mr. Perez and Mr. Jackson are thoroughly familiar with our proposed business in their respective positions as chief financial officer and director, and as SEC counsel for the Company. None of these transactions involved a public offering. A legend was placed on each certificate that has been issued, prohibiting public resale of the shares, except subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or in compliance with Rule 144. We claim exemption from the registration requirement of the Act by reason of Section 4(2) of the Act and the rules and regulations there under, on grounds that none of the sales listed above involve a public offering within the meaning of the Act. Furthermore, although the value of the shares we have issued and agreed to issue is uncertain, we believe we may also rely on Rule 504 under Regulation D as an exemption from registration.

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5	Other Information.

Not applicable.

Item 6	Exhibits

10.G.02	Exclusive Agency Agreement with Mfumo Networking Solutions cc
10.G.03	Exclusive Sales Representative Agreement with Mfumo Networking Solutions cc
31.A	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.B	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.A	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.B	Principle Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptiCon Systems, Inc.
(Registrant)

Date: May 15, 2009	By: /s/ Sam Talari
Saed (Sam) Talari
Principal Executive Officer

Date: May 15, 2009	By: /s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial & Accounting Officer