Form 10-K
period 2009-06-30
OPTICON SYSTEMS
filed 2009-10-05
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-52488

OPTICON SYSTEMS, INC
(Exact name of registrant as specified in its charter)

Nevada	20-2583185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

449 Central Avenue, Suite 105, St. Petersburg, Florida 33701
(Address of principal executive offices)

817-305-7118
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
			☐ Yes	☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
			☐ Yes	☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$1,046,881	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of September 30, 2009:

Common stock, par value $0.001 per share	139,874,296
Other	None

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:  NONE

OPTICON SYSTEMS, INC

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2009

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

●
Also on July 29, 2005, following our acquisition of the Opticon Network Manager software, FutureTech and our founders exchanged all of our issued and outstanding common stock for an aggregate of sixty-six percent of FutureWorld Energy, Inc., (formerly Isys Medical) issued and outstanding common and all of its preferred stock; and, as a result of the exchange, we became a wholly owned subsidiary of FutureWorld Energy.

●
Before the exchange of our shares for FutureWorld Energy’s shares, Mr. Talari legally and beneficially owned eighty-eight percent of FutureWorld Energy’s common stock and beneficially owned through FutureTech eighty percent of our common stock.

●
After the exchange, our founders each owned directly four percent of FutureWorld Energy’s common stock and Mr. Talari, directly and indirectly, owned eighty percent of FutureWorld Energy’s common stock.

●	On April 4, 2006, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.30107143.
●
In connection with FutureWorld Energy’s announcement to spin off OptiCon Systems, our Board of Directors approved a stock dividend of 99,118 of our common stock payable to our sole shareholder, FutureWorld Energy.

●
On July 31, 2007, Mr. Batton and Mr. Wright, our founders, accepted 35,000 shares of our common stock in lieu of deferred compensation and in cancellation their respective, non-expiring rights under their employment agreements to maintain their individual ownership of our common stock to a level of four percent of our issued and outstanding shares.

●	On August 31, 2007, FutureWorld Energy paid a stock dividend to its stockholders consisting of 100% of our outstanding common. As of this date, we ceased being a subsidiary of FutureWorld Energy.
●
On June 10, 2008, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.05 (1 for 20).  Statement of all share amounts, whether before of after June 10, 2008 in this annual report have been adjusted for the share consolidation.

●
On July 1, 2008 and August 7, 2008, Mr. Talari converted the principal amount and accrued interest of two convertible debentures into 56,326,560 and 12,003,734 shares of our common stock respectively.  After these conversions, Mr. Talari legally and beneficially owned eighty-nine percent of our common stock.

●
On November 18, 2008, Mr. Talari converted the principal amount and accrued interest of two convertible notes into 8,000,000 shares of our common stock respectively.  After these conversions, Mr. Talari legally and beneficially owned eighty-two percent of our common stock.

●
On May 13, 2009, Mr. Talari converted the principal amount and accrued interest of one convertible note, and the accrued interest and a portion of the principal amount of a second note into 50,000,000 shares of our common stock respectively.  After these conversions, Mr. Talari legally and beneficially owned eighty-four percent of our common stock.

●	On August 11, 2009, we organized Infrax Systems SA (Pty) Ltd., a South African company, as a wholly owned subsidiary, to penetrate the South Africa fiber optic telecommunication market.
●
On August 12, 2009, we organized PowerCon Energy Systems, Inc., a Nevada corporation, as a wholly owned subsidiary to develop, market and distribute software, based on the R4 architecture, to the power industry.

Before our acquisition of the Opticon Network Manager software, both FutureWorld Energy (formerly Isys Medical) and FutureTech were under the direct, common control of Mr. Talari. Prior to our acquisition of the Opticon Network Manager software, Mr. Talari had no control over us. With that acquisition, however, we also came under Mr. Talari’s indirect control. Although Mr. Talari may be deemed to have determined or had a controlling influence on the terms of the exchange of stock between our stockholders and FutureWorld Energy, because he owned (a) all the stock of FutureTech which was our then eighty-percent stockholder and (b) eighty-eight percent of FutureWorld Energy’s common stock, Mr. Talari did not control the decision of our founders who owned twenty percent of our common stock and who have advised us they made independent, individual decisions to enter into the exchange of their stock in us for FutureWorld Energy common stock. See the following table which details the aggregate of Mr. Talari’s direct and indirect stock ownership of each entity at each stage of the history described above:

	Mr. Talari’s stock ownership percentage
Transaction Stage	NeuWorld Communications	FutureWorld Energy	FutureTech	Opticon Systems
Our incorporation	100	88	100	None
Our acquisition of the Opticon Network Manager	100	88	100	80
Our acquisition by FutureWorld Energy	100	80	100	80
Conversion of 2 Debentures	100	80	100	89
Conversion of 2 Notes	100	80	100	82
Conversion of 1 note and partial conversion of second note	100	80	100	84

The address of our executive offices is First Floor, 449 Central Avenue, Suite 105, St. Petersburg, Florida 33701 and our telephone number at that address is 817-305-7118. The address of our web site is www.opticonsystemsinc.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

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

We understand that those licenses involved a non-exclusive, perpetual, paid-up, and right to use the Opticon Network Manager software as it existed at the time of the license. Corning Cable’s licensees did not obtain, however, the ability to maintain, modify or upgrade the software themselves, because they received only the part of software program that runs on their computer systems (“object code”) and did not receive, have a right to receive or have access to the computer code on which the object code is based (“source code”) and is essential to maintenance, modification and upgrading the object code. We purchased the sole and exclusive right and title to source code for the R3 version of the Opticon Network Manager (as well as all the documentation for the partially developed R4 version). We do not have any obligation to support, maintain or upgrade the software under Corning Cable’s licenses, nor do we have any liability associated with its performance. Those licenses exist without any impact on our ownership of the Opticon Network Manager software, which includes both the source code and the object code, and our right and ability to as the sole owner to license the Opticon Network Manager software to others.

We believe a substantial number of the approximately 150 installations of the R3 Opticon Network Manager software may still be use, including those on the cable systems of Comcast, TimeWarner and Charter Communications. We have made only limited attempts to discover which previous customers are still using Opticon Network Manager.  We will continue our efforts to map out OptiCon’s previous customers that may be still using Opticon Network Manager in the second quarter of 2009. We have started to contact previous customers of Opticon Network Manager based on the customer list that were provided by our purchase of Opticon Network Manager from Corning. We anticipate completing the calls and interviews by the end of October 2009. We believe the MSOs who may still be using the R3 Opticon Network Manager represent an opportunity for us to sell support and maintenance services, which they do not now have and cannot provide for themselves.

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

WHAT WE PURCHASED FROM CORNING CABLE

As noted above, we purchased the Opticon Network Manager software (both the operational Release 3.x and proposed Release 4.x, as identified in the agreements) indirectly from Corning Cable, with FutureTech as a temporary, intermediary owner. Our contract to purchase the Opticon Network Manager from FutureTech was, in all material respects, a mirror image of FutureTech’s agreement with Corning Cable. Both agreements provided for purchase and sale of “substantially all of the assets that are used by [Corning Cable] to conduct OptiCon related business”. The agreements provided for the “[sale], transfer, [assignment and delivery]” of the assets “in perpetuity, free and clear of all encumbrances” and “all rights, title and interest”. The assets included the “brand name”, all “tangible personal property”, “all Federal, state, local and foreign governmental licenses, consents, approvals, authorizations, permits, orders, decrees and other compliance agreements”, “all OptiCon Intellectual Property Rights and Licensed Software, and the goodwill associated therewith, licenses and sublicenses granted in respect thereto and rights there under”, “all customer, supplier, advertiser and mailing lists”, “all business and financial records, books, ledgers, files, plans, documents, correspondence, lists, plats, architectural plans, drawings, notebooks, specifications, creative materials, advertising and promotional materials, marketing materials, studies, and reports relating in any manner to, or used in connection with the operation of, OptiCon or to the Acquired Assets, in whatever media they exist”, “all goodwill” and “all inventory”. The agreements specifically provide that the purchaser (FutureTech and subsequently us) do not assume, discharge or perform any liabilities, as defined, “related to Opticon”, which we maintain includes liabilities under the existing licenses. At each closing, the purchaser received a bill of sale for tangible assets, an assignment of intangible personal property, a trademark assignment and a general assignment of intellectual property assets. And, the seller in each case undertakes to “execute and deliver such other instruments of sale, transfer, conveyance, assignment and confirmation, and will take such further action, as may be reasonably requested in order to more effectively transfer, convey and assign to, and to confirm [the buyer’s] title”. The foregoing is a summary of the things acquired first by FutureTech from Corning Cable and second by us from FutureTech. The agreements contain other provisions necessarily related to the transactions. Reference is made to full agreements which are filed as exhibits to this annual report. All summaries of selected provisions of the agreements in this annual report are subject to the actual agreements.

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

        Based on our review of the fiber optic management software against which the Opticon Network Manager now competes within R3 architecture, none of our competitors function across an entire hybrid system composed of fiber optic and copper wire cables. Development of the OptiCon R4 system is seventy-five percent complete, according to software development industry standards. The OptiCon R4 system is not ready for commercial sale. A product by Lucent-Alcatel called CloudView will compete directly with R4 when it is completed.

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
●
OptiCon is the only Fiber Path Management System that facilitates capacity planning to the Fiber Path and Lambda Level. It is true Layer 1 OSI Management, which is essential for the FTTP and FTTH deployments.

●	Lambda level management for multiple application delivery (voice, data and video) down a single fiber path
●	Inventory of fiber paths in use and available.
Present alternative routing scenarios to correct an outage at the fiber path level of granularity
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

Our product

We began licensing the OptiCon R3 system in forth quarter 2008 in South Africa through business relationships developed by our CFO and one of our directors and their contacts.  We have had several conversations with prospective customers in Greece, Africa and Dubai in the first and second quarter 2009.   Effective September 1, 2009, we hired Frank Vegliante as Vice President of International Sales.  Mr. Vegliante’s main duties would be to market OptiCon R3 software in Africa and Eastern Europe due to the major initiatives by the telecommunication companies in those regions to lay fiber optics for next generation communication services.  We have already started to assemble all sales and marketing packages for this coming major push into Africa and Eastern Europe.  Any major sales effort is subject to funding for marketing and for capacity for support and maintenance.  This is the same system that had been licensed by Corning Cable.  It provides a complete management structure for a physical fiber optic cable network.  The OptiCon R3 system can be used by both cable providers and telephone systems that have deployed or are in the process of deploying fiber optic cable.  It can be used both (a) during the installation process of the fiber optic cable and (b) during the operation of the fiber optic cable network.

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

Use of the OptiCon R3 system requires a data base by Oracle Corporation to store network data and requires a graphical information system by MapInfo Corporation to display and manipulate data, which is graphically highlighted on maps to provide easy use with a Windows interface requiring minimal user training. The OptiCon R3 system will not function without both an Oracle database and MapInfo software. At the present time, users of the Opticon R3 system must license the data base software directly from Oracle and display software directly from MapInfo, because we do not have reseller licenses covering either of those software. We anticipate applying to become an Oracle and MapInfo a Value Added Reseller (VAR) in the near future.  Being a VAR of both products will then enable us to directly license all of the software needed to utilize the Opticon R3 system and the R4 system, if any, when development of the R4 system is completed for commercial licensing.

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

Our next-generation products

OptiCon R4

The OptiCon R4 system is our next generation of fiber optic network management software, which requires an estimated twenty-five percent final development before it can be commercially licensed. The OptiCon R4 system is being designed to address two major deficiencies in the OptiCon R3 system. These are:

●	It will manage fiber optic cable, copper wire cable, wireless, satellite and electric power grids in a hybrid cable system; and
●	It will have an interface that will enable it to work with other software applications, for example, to easily give and receive information from a client’s existing work order system.

And, it also has an easy-to-use web-browser user interface.

Since our inception, we have not made any major effort in raising funds for the completion of the R-4 software.  Our major efforts were focused on upgrading our R-3 software to version 3.8, and preparing the conditions for our marketing efforts.  Starting in the third quarter 2009, we plan to aggressively pursue fund raising efforts and/or obtaining financing to complete the development of our R-4 software.  If adequate funds become available and our funding successful, we have established the following schedule to complete the commercial development of the OptiCon R4 system.

●	A demonstration system within one hundred twenty days after funding;
●	A beta version of the software in 210 days after funding; and
●	General availability release in eighteen months after funding.

We purchased all of the documentation for the Opticon R4 system from Corning Cable. As noted above, by industry standards, this documentation constitutes approximately seventy-five percent completion of the Opticon R4 system when we acquired it from Corning Cable. To complete commercial development of the R4 system, we must write the source code for the Opticon R4 system and test the resulting object code (the code that actually runs on the computer), including the debugging process, before we can offer the Opticon R4 system for licensing. We have not done any development work on the Opticon R4 system after we purchased it from Corning Cable, nor do we have the funding available at the present time to hire programmers and purchase computer equipment needed to write the source code and test the object code. But we have confirmed the availability of two of the original designers and founders to come on board to finish the development of R4 alongside a system developer, which we plan to hire in the future. We are in the final negotiation stages to hire these individuals and have them come aboard by the end of September, 2009. We have already made basic assessments on the architecture of R4 and its relevancy in comparison to the competitive landscape. See, Plan of Operations and Liquidity and Capital Resources.

Without adequate funding, we will not be able to produce a marketable Opticon R4 system. There is no assurance we will be able to obtain any or adequate funding to complete the development of and market the R4 Opticon Network Manager. In the event we are able to obtain adequate funding, we believe writing the source code based on Corning Cable’s documentation (which itself has been developed from the operational R3 version) will be a straight-forward undertaking without any unexpected complications. With adequate funding, we estimate that writing the source code and testing the object code will require less than four months to complete.

PowerCon

Since inception of the OptiCon Network Manager, developers and founders always believed that the core architecture of R3, even though it was a client server application, could be adapted into the power markets systems such as power utility companies (hence one of the major customers of OptiCon was (is) a power company in El Paso, TX).  With that belief in mind, the developers of the software started to view the next generation OptiCon R4 not only as a logical layer manager (a logical layer is an independent group of functions where each function facilitates the layer meeting its contract with other layers) but also as an element manager (elements being any units whether it is a telecom switch or a power pole, power meter or a grid). With that in mind, Corning and its scientists started developing the core architecture of R4 to manage not only Fiber Optics but also, Copper, Wireless, RFID, Satellite and most importantly power grids. In 2008, with universal push toward moving the power companies to the new century by revamping their entire archaic grid system into a smart and more efficient power systems that is expected to consist of smart meters to smart grids, we have decided to implement the Corning development team’s original idea by developing a Power Network Management software from data we have recently received from the Corning documents and our conversations with Jeff Hoke, one of the original developers.  Much like  OptiCon Network Manager, the Power Network Management software will isolate power cable cuts, breaks, and faults, and service degradation and other power events, and produces a global positioning system location for the outage to an approximate five foot section of cable.

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

Potential Customers and Marketing

We view the principal customers for the Opticon Network Manager software to be:

●	Independent operating companies (IOC),
●	Independent local exchange carriers (ILEC),
●	Regional Bell operating companies (RBOC), and
●	MSOs who are not licensees of Corning Cable represent additional customers for the Opticon Network Manager software.
●	Value Added Resellers (VARs) and other resellers domestically and internationally

We believe the IOCs, ILECs, RBOCs and the MSOs who are not Corning Cable’s licensees represent a far greater market and greater potential customer base for the Opticon Network Manager in the United States alone that the customer base of which we may be viewed as being deprived by Corning Cable’s existing licenses. As noted above, even Corning Cable’s licensees represent a market opportunity for maintenance and support services, as well as upgrade to the R4 version, if and when it is ready for commercial licensing.  We plan to also target domestic and international VARs and resellers who market to large and medium size telecom and communication companies globally.

Once we have received adequate funding, we plan to target seven regional consulting firms who dominate the IOC marketplace to become resellers of the Opticon Network Manager software.

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

The third phase will be marketing to the large telephone and cable television companies who are not using the Opticon Network Manager software, both domestically and internationality either through a relationship with VARs or directly.

We believe that we will not be driving the timeline for the purchase and implementation of a core network management system like the Opticon Network Manager software. We believe the time line will be dictated by the executive management of the operators who we understand have mandated a solution for network management.  Operational management must provide the solutions to implement that directive from executive management. As a result of this mandate for a solution to network management, we believe the decision to utilize the Opticon Network Manager software will be put on a fast track at many firms, at the point we are able to market and support the R3 version. The challenge we expect to face is to ramp up our capacity to market to and service the needs of these potential customers, some of whom are huge telephone companies and cable system operators.

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

We believe we can satisfy the first three of these criteria. Although we do not currently have the resources to compete with Lucent and others, we believe we have some advantages in that (a) our consulting team (who are expected to join management on a full time basis in the event we obtain funding) has over eight years of experience in this specific field where the RBOC’s have little, if any experience and (b) the Opticon Network Manager software was installed on over 150 fiber optic systems that were and may still be operational and provide a resource to show actual performance as opposed to projected performance. When Corning initially considered selling its OptiCon Network Manager, it provided its then customers options to use other systems from other providers but we have an understanding that it was an option not a requirement. So we believe after many discussion with the original developers, some of Corning’s customers may still be using OptiCon Network Manager. We are in the process of contacting all Corning’s initial customers to determine who is still using the software.

Another of the challenges that we expect to face is the creation of a credible and mature services organization that will involve personnel who already have credibility in the RBOC community. We believe we have the ability to identify and recruit experienced professionals. These personnel will provide the basis for the Build, Operate and Transfer Model we will be proposing to the RBOC’s. The Build, Operate and Transfer Model are common in the service provider marketplace. Our service model can be fixed-price based or time-and-materials based and is preferred when deploying new technologies or entering new markets.

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

Effective October 16, 2008, we entered into a six-month Consulting Agreement with Philip Johnston, an unrelated individual, in exchange for 4 million shares of our common stock.  The Consultant would provide services to the Company on a non-exclusive basis, including business modeling and strategies, strategic alliances, increase exposure of the Company’s R-3 software management system in the U.S. and Canada, and other business and consulting services.  We agreed to file a registration statement with the Securities and Exchange Commission on Form S-8 to register the 4 million shares on behalf of the Consultant.  Subsequently, the Company and the Consultant agreed to cancel the Agreement, and no shares were issued.

On May 9, 2008, we entered into a six-month Consulting Agreement with Keith Jablon, an unrelated individual, in exchange for a cash payment of $12,000 to provide marketing related services in connection with our R3 management software system.  Mr. Jablon had the option to receive the cash payment under the Agreement in the form of common stock, subject to an S-8 registration, at a 20% discount to the five average closing bid price, prior to his notice to exercise the option.  We terminated the Agreement effective November 8, 2009.  Mr. Jablon was also granted the option to purchase $12,000 per month worth of common stock, subject to an S-8 registration at a 40% discount to the average 10-day closing bid price prior to his notice to exercise.  The options expired on May 8, 2009.  Mr. Jablon was also to receive a 10% commission on all products through channels he introduced to the Company during the term of the agreement, and for one year after the termination of the Agreement, and 5% in kind on all consideration paid by the Company for any mergers or acquisitions that the Consultant is instrumental in finding or facilitating.  To date, the Company has not had revenue from sources introduced by Mr. Jablon.

Our Business Strategy

To our knowledge, the Opticon Network Manager software (R3) provides the only available network management system that solves fiber optic system service and provisioning issues at a cost comparable to a copper wire cable system. We believe that network management systems are “core” systems. In general, a core system is acquired from a single vendor and is deployed network-wide by a service provider.

In addition, the decision of the Federal Communications Commission in March 2004 declaring the “last mile in fiber” (that is the cable from street to the user’s home or premises) will to be a “private asset”. What this means is that this “last mile” is not required to be shared on a discount basis with competing service providers.  As of June 30, 2009, we are not aware of any recent legal or governmental development that erodes the above “last mile” model.

As a result of these factors, core system and “last mile” decisions, we believe a strong demand for a software like the Opticon Network Manager software exists and will grow in the short term. We believe our business strategy of concentrating on the fault isolation, detection and correction and the capacity planning element of being able to inventory and manage the dark fiber, as well as the active and inactive fiber, addresses the existing need and a growing demand. Based on our estimated comparisons of maintaining fiber optic network systems with and without the OptiCon Network Manager and information about the costs of maintaining copper wire cable systems, we believe the OptiCon Network Manager software can reduce maintenance costs by as much as four fold bringing it in line with the maintenance cost of copper wire cable systems.

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

Contracts and Agreements

In December 2008, we signed an exclusive reseller and agent agreement with Mfumo Networking Solutions of South Africa with a term of 24 months, and an automatic 12 month extension.  They have purchased an initial 10 licenses.

In November 2008, we signed a non-exclusive agent agreement with Develco of South Africa for a term of two years for reselling the Opticon Network Manager to private business in South Africa, and as our business agents to help us establish business relationships. Through this agreement we were introduced to Mfumo Networking, who has an established relationship with the South African federal government and a substantial number of municipalities.

Corporate Activities

On July 31, 2008, we entered into a six-month Consulting Agreement with First Level Capital, Inc., an unrelated company, to provide investment banking services in exchange for 2,000,000 shares of the Company’s restricted common stock.  We were instructed by First Level Capital to issued the 1,000,000 shares to Market Voice, Inc., subsequent to signing the agreement.  The second 1,000,000 has not been issued.   Subsequently, we advised the Consultant that due to lack of proper and adequate public relations services by the Consultant, and because the Company was not able to obtain investment from any sources, we were cancelling the agreement due to contractual default, and have made demand of the Consultant for the return of the 1,000,000 shares issued to them.  To date these shares have not been returned.  We are presently negotiating a service agreement with the Consultant which will involve for the payment in shares comprising of part or all the 1,000,000 shares.

Our Intellectual Property and Its Protection

Our intellectual property consists of all of Corning Cable’s intellectual property related to the Opticon Network Manager software. Our rights by purchase in our intellectual property are equivalent to that of any developer or creator of intellectual property. We have exclusive ownership of the Opticon Network Manager software and all its revisions and new versions, including R4, with the exclusive right to license it to others. See, “Licensing of the Opticon Network Manger Software by Corning Cable” and “What We Purchased From Corning Cable”. Corning Cable’s existing licenses to use the Opticon Network Manager software do not have any impact on our right and title to Opticon Network Manager software. Those licenses are analogous to selling copies of a book, which have no impact on the ownership of the copyright or intellectual property that is embodied in the book and the right to sell additional copies of the book.

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

Our Opticon software is protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary information. We do not need to do any further steps to protect our IP than stated. Neither we, nor to our knowledge Corning Cable, has filed a U.S. copyright registration. We will file a registration for the Opticon R4 and the PowerCon system when they are  complete. We take measures to label our product with the appropriate proprietary rights notices, and we plan to actively enforce such rights in the U.S. and abroad. We believe that our ability to maintain and protect our intellectual property rights is important to the success of our business. Our intellectual property is at this time our only asset that will enable us to engage in our planned business. The measures for its protection described in this section may not provide sufficient protection and our intellectual property rights may be challenged. Efforts to enforce our intellectual property rights in litigation, or defend suits brought against us for copyright infringement, which we do not have reason to expect, would be expensive and consume substantial amounts of our management’s time. Our ability to pursue remedies against person who we believe may infringe our intellectual property rights will depend on our financial condition from time to time.

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

We compete against a number of companies who provide OSS/network management solutions. Those companies presently provide only a small part of the solution that must be integrated by the user into a total solution, or the competitor’s solution was built for a copper network and doesn’t have the capabilities to provide effective management of a fiber optic system.  For the R-3, only OSPInsight presents a major competitive factor.  But we believe that their product is only an element manager and does not manage the physical network at the fiber strand level in the fiber optic cable as our R-3 does.  Hence, we believe that Opticon is a superior product.

Telcordia and Lucent-Alcatel are our only competitors in the core RBOC marketplace for our R-4 software. Telcordia supports the wireline (copper) system as it exists today in the ILEC/RBOC marketplace. It does not support a fiber optic system. It is IBM Mainframe based, written in COBOL, has a very difficult time interfacing with the present legacy systems and is extremely structured and procedural. We believe Telcordia would have to design and write any support program for fiber optic cable systems from scratch. What is now known as Telcordia was actually the software development arm of AT&T prior to the breakup of the Bell System. They were chartered to build the network management systems for the core network. We believe that Telcordia by culture and by the nature of their technological pool of talent is not positioned to create an operational fiber optic management system in the three-year time frame required by the RBOCs. Currently since Lucent-Alcatel has just rolled out their software, we do not have any data as of yet about any comparative analysis in regards to R4.

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

We believe that none of our R3 related competitors can match our reliability and economic viability in a fiber optic environment. They all believe that a two dimensional (GIS) or logical (OSS) solution can provide the appropriate support level. We believe they are mistaken, as their products were developed for the MSO that has not had to deal with the QoS issues associated with providing telephone service. Based on the length of time we understand that it took Corning Cable to develop the R4 system to the seventy-fiver percent completion point, we believe that it will take any potential competitor starting from scratch thirty to thirty-six months to field a system to compete with the OptiCon system. We believe the market requires delivery of this solution in less than thirty-six months.

Our Employees

At the date of this annual report, we have one  full-time and one part-time employee. Sam Talari, our acting CEO,  director and full time employee,  Cris Perez is our CFO, director and part- time employee,  Jacques Laurin and Jeff Hoke (founders) currently provide consulting services to us, and are expected to join us on a full-time basis when we have secure funding at a minimum level of $1,000,000.  Also, if we are successful in obtaining this minimum funding amount and licensing the Opticon Network Manager software to at least ten customers, of whom there is no assurance in either case, we expect to have a need to employ a total of forty-four personnel in the following positions:

Individual Employees	Departments and Functions

President and Chief Executive Officer	Human Resources Department (2)
Chief Technical Officer	Accounting Department (2)
Senior Vice President of Sales	Sales Department (5)
Senior Vice President for Professional Services	Development Programmers (6)
Vice President of Development	Training (3)
Director of Systems Engineering	Professional Services (7)
System Engineers (5)
Administration (4)
Information Technology

The numbers in parenthesis following certain positions indicate the number of personnel we believe we will need in the respective position, subject to funding.

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

 An investment in our common stock involves a high degree of risk. Therefore, if you are considering buying our common stock, you should consider all of the risk factors discussed below, as well as the other information contained in this annual report. You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing in order to pay your monthly expenses.

WITHOUT MINIMUM FUNDING OF $5 MILLION AND ADDITIONAL FUNDING OF UP TO $20 MILLION, WE MAY NOT BE ABLE TO ESTABLISH, MAINTAIN AND GROW OUR BUSINESS.
At the date of this annual report, we do not have the funding we require to maintain our business and we have had no success in raising capital in the past 2 years.  We have concentrated mainly on upgrading our R-3 software. Furthermore, we do not have any existing or ongoing arrangement, understandings, commitments or agreements for additional funding.  Failure to raise additional debt or equity funding would prevent us from completing development of the Opticon R4 system and possibly cease operations. There is no assurance that we will be able to obtain sufficient debt or equity funding, or that the terms of available funding will be acceptable to us. Failure to raise additional debt or equity funding would most probably result in a complete loss of their investment by purchasers of our common stock.

WE BEGAN MARKETING THE OPTICON SYSTEM, HAVE MADE ONE SALE AND EARNED NO REVENUES YET AND HAVE ONE CUSTOMER, AND OUR NEXT-GENERATION SOFTWARE IS NOT COMPLETE
We began marketing our R3 product, and have made one sale to only one customer.  There is no assurance we will be able to continue selling licenses to our Opticon Network Manager software and sell related service contracts in the future in sufficient numbers to become profitable.  If we are not able to do so, we will be unable to remain in business.  Our next-generation Opticon R4 software is approximately seventy-five percent complete and cannot be marketed in its current state of development. Without adequate funding we would be unable to complete the development of our R4 software and thus not able to generate any revenue from this product.

WE DO NOT HAVE ANY PERSONNEL WITH PRIOR EXPERIENCE IN OUR BUSINESS, WHICH MAY HINDER OUR SUCCESS
At the date of this annual report, we do no have any employees who have prior experience with our business except for two or our founders, Messrs. Jeff Hoke and Jacques Laurin who have marketing and developmental experience with our R3 and R4 software, however, in order to hire them as full-time employees, we would have to raise adequate funding, which there is no assurance we would able to do.  Accordingly, we may be unable to achieve success in our business.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT
Trading in our securities is expected to be subject, at least initially, to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions, none of which apply to our common stock. These rules require that a broker-dealer, who recommends our common stock to persons other than its existing customers and accredited investors, must, prior to the sale:

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

Item 1B.   Unresolved staff comments

None.

Item 2.     Properties

Our executive office and computer center is now located in an “office suite” under an annual lease, beginning August 1, 2009 at a rent of $1,804 per month. We entered into this 2-year commercial lease agreement in St. Petersburg, Florida with Caroline DeVale. Our lease provides us with approximately 1,700 square feet of reception area, six offices, a kitchen and a conference room.  We believe the facilities are  adequate for our operational needs.  We may required additional offices in the event we obtain funding and acquire customers.

Item 3.     Legal proceedings

(a)  We are not engaged in any legal proceedings at the date of this report, nor are we aware of any demands or claims against us that may result in litigation.  We may be involved in legal proceedings from time to time in the normal course of our business.

(b)  We did not terminate any legal proceedings during the fourth quarter of our 2009 fiscal year.

Item 4.     Submission of matters to a vote of security holders

We did not submit any matter to a vote of our security holders, through the solicitation of proxies or otherwise during the fourth quarter of our 2009 fiscal year.

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

		High Bid		Low Bid
Fiscal 2009:
Fourth Quarter			$.59		$.20
Third Quarter			$.20		$.10
Second Quarter			$.15		$.01
First Quarter			$.20		$.10

Fiscal 2008:
Fourth Quarter			$.13		$.01
Third Quarter			$.90		$.45
Second Quarter	(1)	$	.N/A	$	N/A
First Quarter	(1)	$	.N/A	$	.N/A

_____________

(1) OptiCon began trading in the OTC Bulletin Board on January 11, 2008.

As of August 30, 2009, we had 57 shareholders of record and approximately 1685 beneficial shareholders, and we had 139,874,296 shares of $0.001 par value common stock outstanding.

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

Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of securities during the three months  ended June 30, 2009.

Date	Title of Security	Amount	Purchaser		Price	Exemption
2009	Common stock	36,738,	Cristino L. Perez	(1)	Services	Section 4(2)
2009	Common stock	50,000,000	Saed (Sam) Talari	(2)	Conversion	Section 4(2)
2009	Common stock	82,000	Caroline & Jerry Devale	(3)	Rent	Section 4(2)

We did not pay and no one acting on our behalf or to our knowledge paid any commissions or other compensation with respect to the sale of any of the shares listed in the tables above.   Mr. Talari, Mr. Perez, and Mr. Lisenby are thoroughly familiar with our proposed business in their respective positions as Acting Chief Executive Officer, Chief Financial Officer and director. First Voice, Inc. and Market Solutions are consultants with experience in dealing with small public entities.  Caroline & Jerry Devale, as owners of the building where our offices are located, are well acquainted with the Company and as professional people able to perform their own investigation/due diligence.  None of these transactions involved a public offering. A legend was placed on each certificate that has been issued, prohibiting public resale of the shares, except subject to an effective registration statement under the Securities Act of 1933, as amended (the “Act”) or in compliance with Rule 144. We claim exemption from the registration requirement of the Act by reason of Section 4(2) of the Act and the rules and regulations there under, on grounds that none of the sales listed above involve a public offering within the meaning of the Act.

Item 6.   Selected financial data (Unaudited)

Not applicable

Item 7.   Management’s discussion and analysis of financial condition and results of operations

Our significant accounting policies are more fully described in Note 1 to the financial statements. However, certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on knowledge of our industry, historical operations, terms of existing contracts, and our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

Our critical accounting policies include:

●
Revenue Recognition.  We recognize revenue from licensing our software upon the installation and acceptance of the software by customers in accordance with Statement of Position 97-2, Software Revenue Recognition.  When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year.  Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement.

●
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

●
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

●
Stock Based Compensation - We account for stock based compensation under the provisions of Statement of Financial Accounting Standards No. 123, (revised 2004) Share-Based Payments.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of subjective assumptions, including the expected term of the option grant, stock price volatility, and the pre-vesting option forfeiture rate.  We estimate the expected life of options granted based on historical exercise patterns.  We estimate stock price volatility based on historical implied volatility in our stock.  In addition, we are required to estimate the expected volatility rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised or cancelled.

●
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

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The adoption of the applicable provisions of SFAS 157 on July 1, 2008 did not have an impact on the Company’s financial statements.    SFAS 157 provides an exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.  We are evaluating the effect that adoption of the remaining provisions of this statement will have on our financial statements.

        In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”.  FSP 157-1 provides a scope exception from FASB No. 157, “Fair Value measurements” for the evaluation criteria on lease classification and capital lease measurement under FASB No. 13, Accounting for Leases and other related accounting pronouncements. The Company does not have any capital leases, accordingly, the Company did not apply the provisions of FSB 157-1.

In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), which delayed the effective date by which companies must adopt the provisions of SFAS 157.  FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating the effect that adoption of the remaining provisions of this statement will have on its financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited.  We expect to implement SFAS 160 on July 1, 2009, but does not believe the adoption of the Statement will have a material impact on our financial statements.

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

On January 1, 2008, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to elect to measure eligible financial instruments at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement became effective for the Company’s current fiscal year.  We did not elect the fair value option, therefore, the adoption of the Statement did not have an impact on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.   The Statement establishes enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We expect to implement SFAS 161 July 1,  2009, but do not believe the adoption of the Statement will have a material impact on our financial statements.

Effective April 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on our financial statements.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of SFAS 162 to have a material impact on our financial statements.

In May 2008, FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1).  This FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all periods presented.  Early adoption is not permitted.  We expect to implement APB 14-2 on July 1, 2009, but do not believe the FSP APB 14-1 would have a material impact on ourfinancial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). This FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on July 1, 2009. We do not expect that the adoption of FSP EITF 03-6-1 will have a material impact on our financial statements.

        In May 2009, the FASB issued SFAS 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company does not believe that the adoption of SFAS 165 would have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $1,996 in cash at June 30, 2009, and $298,752 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes our cash and credit line will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We believe full implementation of our plan of operations and completion of development of the R4 system will cost approximately $5 million. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

On February 1, 2008, we filed a registration statement on Form S-1, with the Securities and Exchange Commission, offering 5,000,000 shares of our authorized but unissued common stock for sale pursuant to this prospectus in a "self underwritten" public offering. Our registration statement has not yet been declared effective, and there is no assurance it will be declared effective.  During the year  ended June 30, 2009, we have not made any efforts to get the registration statement approved, however, once approved, our directors and executive officers will offer the shares on our behalf.  Our directors and executive officers will not receive any compensation for sales of the shares which they may make.  We will rely on Rule 3(a)4-11 in that none of our directors and executive officers have ever been either a registered securities broker-dealer or an affiliate or associated person thereof.  If we complete our registration process, and the registration is approved, the offering will continue until we have sold the 5,000,000 shares or terminate the offering.  We will receive the net proceeds from the sale of the 5,000,000 shares.  There is no assurance we will be able sell all or any of these shares. We plan to attempt to recruit registered securities broker-dealers to assist us with the sale of the shares.  In the event we are able to do so, we expect to pay commissions and other compensation of up to ten percent of the gross sales price, or $0.10 per share to participating broker dealers, none of whom will be permitted to sell more than 9.99% of the offering, unless we amend the registration statement of which this prospectus is a part to identify such broker-dealers as underwriters and to disclose their compensation arrangements.

We are in the process of preparing a Private Placement Memorandum to raise funds for our subsidiary PowerCon systems to continue the development of our Opticon R4 software and/or our Power Network Management System.  We have not determined the number of shares to be offered through this Private Placement or the price at which we will offer those shares.  Our directors and executive officers will offer the shares on PowerCon Systems’ behalf, and will not receive any compensation for sales of the shares which they may make.  There is no assurance PowerCon Systems will be able to sell all or any of the shares that will be offered through this Private Placement.

We are in the process of discussions and negotiations with a major law firm in Washington D.C. specializing in applying for a grants made available by the Federal Government under the stimulus programs, and grants by the State of Florida to write grant requests on our behalf.  Based on our discussions, we believe we may be eligible to receive grant funds under these programs.  However, there is no assurance that the law firm will agree to write the grant requests for us, or whether we received any funds from these requests.

On September 14th, 2009, we offered employment to four individuals who, if the positions are accepted, will hold dual positions on OptiCon Systems and PowerCon Systems. These positions are as follows; Acting President & COO, Sales Vice President of International sales, Sales Vice President of Systems development, and Vice President of Business & Corporate Development.  Their compensation package will include part cash and part shares of Opticon and PowerCon.  There is no assurance that any of these individuals will accept the terms we have proposed.

 Our Marketing Plan

The first phase in our plan of operations, subject to adequate funding, will be implementation of our sales and marketing plan. We plan to initially contact those companies to which Corning Cable licensed the Opticon Network Manager software to offer maintenance and professional services with respect to the R3 software we believe they continue to utilize. Since Corning Cable stopped supporting the R3 software, those companies still using the software have no means to maintain and support the software. We would be able to provide them with seamless integration with other programs or newer version of programs being used, and provide them with full maintenance and support.  We have contacted a number of these companies, almost entirely in the United States, and have found that they have a keen interest in our software.  We are unable to sell our customer's software until we are able to raise funds to provide adequate support for the software – see description of “International Operations” below.

We also plan to begin marketing to the MSO (cable companies) market. In parallel with this activity we plan to contact the consulting firms servicing the ISO market. These firms act as a technical staff for this market, as it is too costly for the individual ISOs to keep a full time technical staff. The consulting firms also provide strategic technical analysis for this market segment as the ISOs do not have the resources or staff to provide this function on their own.

We may explore the opportunities to locate local and regionally based companies in emerging markets with existing relationships with the key decision makers in Africa, and Middle East, that would be willing establish strategic relationships in those markets and establishing their own Network Operating Centers to increase our visibility and support our customers in those markets. We are considering the establishment of this concept as our business model for countries in these emerging markets.

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

We anticipate that as funding is received, of which there is no assurance, and we will begin hiring the appropriate technical staff that will be able to handle support requirements for this market segment. We anticipate a need for up to forty-four employees by the end of the first year of full operation after funding. The number of employees we hire during the next twelve months will depend upon the level of funding and sales achieved.

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

RESULTS OF OPERATIONS

Comparison year ended June 30, 2009 to June 30, 2008

For the year ended June 30, 2009, we incurred a net loss of $450,920. Of this loss, $209,994 consisting of depreciation and amortization of ($3,054) and deferred compensation to our officers ($84,000), as well as issuance of common stock in exchange for services ($108,790) did not require the use of cash. Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $71,743.

For the year ended June 30, 2008, we incurred a net loss of $372,042. Of this loss, $198,698, consisting of depreciation of ($3,031) and compensation to our officers ($168,667), as well as issuance of common stock in exchange for services ($27,000) did not require the use of cash. Increases in prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $167,025.

For the year ended June 30, 2009 compared to June 30, 2008, salaries and benefits decreased from $184,618 to $90,462 reflecting the termination of the employment agreements on July 31, 2007 for John Batton, our former CEO and Douglass Wright, our former vice-president.  For the same period, legal expenses increased from $30,500 to $60,000, reflecting increase efforts of filing our annual report on Form 10-K and other general legal services.  During the same period, consulting expenses increased from $130,800 to $217,200, reflecting hiring our Chief Financial Officer, and consultants to assist us with investment banking services and the marketing of our R3 software system in the U.S., and a one time payment to our Chief Financial Officer and one of our directors for their efforts in establishing business relationships in South Africa.  For the same period, rent expense increased from $8,528 to $22,459 reflecting our lease for our corporate offices in St. Petersburg, Florida.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had $49,215 in accounts receivable, $1,996 in cash, along with $298,752 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.

On September 6, 2005, we obtained a loan commitment from Mr. Talari, one of our director and controlling person in the aggregate amount of $350,000 under a revolving master promissory note, due on demand, with interest at the rate of five percent per annum. We have been receiving advances on this note on an as needed basis and through June 30, 2009, we have received a total of $445,691.  Mr. Talari has made a number of conversions as follows into our common stock:

●	On December 15, 2007, advances of $264,699 plus accrued interest of $16,702 were converted into a 5% Convertible Debenture. On July 1, 2008, Mr. Talari converted the debenture into our common stock.
●
On July 2, 2008, a portion of the debt plus accrued interest of $60,019 was converted into a second 5% Convertible Debenture, and then, on August 7, 2008, Mr. Talari converted the second debenture into our common stock.

●	On May 13, 2009, a portion of the debt plus accrued interest of $81,708 was converted into our common stock

On February 10, 2009, we granted Mfumo Networking Solutions cc, a South Africa closed corporation, an Exclusive Agency in the Republic of South Africa to provide data services to our customers, and assist us in developing a customer base for our OptiCon Network Manager™ software.  The Agency required Mfumo to purchase 10 software licenses totaling $49,215, net of a commission allowance of $8,685, and to pay us a 10% royalty fee on data services and professional service revenue generated from customers using our software.  We expect to collect this receivable within the next 60 days.  We have also agreed to pay Develco cc, our Business Agent in South Africa a 10% commission of all revenue from Mfumo.

On November 16, 2008, we signed a 2-year commercial sub-lease agreement for our executive offices at $2,000 per month with Muse River, a related company.  We are committed to make lease payments of $24,000 and $9,000, respectively for the next two years.  At June 30, 2009, we had no other contractual obligation or material commercial commitments for capital expenditures.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8.     Financial statements and supplementary data

OptiCon Systems, Inc.
2009 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OptiCon Systems, Inc.
St. Petersburg, Florida

We have audited the accompanying balance sheet of OptiCon Systems, Inc as of June 30, 2009 and 2008 and the related statement of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2009 and 2008 and for the period from October 22, 2004 (inception) to June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opticon Systems, Inc. as of June 30, 2009 and 2008, and the results of their operations, changes in their stockholders' deficit and their cash flows for the years ended June 30, 2009 and 2008 and period from October 22, 2004 (inception) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KBL, LLP

Tampa, Florida
September 30, 2009

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Balance Sheets

	-June 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,996	$-
Accounts receivable, net	49,215	-
Deferred contract costs	26,696	-
Prepaid expenses	2,000	9,600
Total current assets	79,907	9,600

Property and equipment, net	3,206	5,354
Intangible assets, net	212,206	213,112
Other assets	-	625
Total assets	$295,319	$228,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$-	$6,425
Accounts payable	27,835	15,319
Deferred revenue	49,215	-
Accrued expenses	372,441	391,257
Note payable	6,000	6,000
Debenture payable - related party	-	281,401
Loan & note payable - related parties	59,050	77,033
Total current liabilities	514,541	777,435

Stockholders’ Deficit
Preferred stock, $.001 par value
50,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 250,000,000 shares
authorized, 139,874,296 and 1,723,808 issued and outstanding	139,874	1,724
Additional paid-in capital	1,866,593	1,224,301
Subscription receivable	(350)	(350)
Deficit accumulated during the development stage	(2,225,339)	(1,774,419)
Total stockholders’ deficit	(219,222)	(548,744)
Total liabilities and stockholders' deficit	$295,319	$228,691

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Operations

			Period October
			22, 2004
	For theYears Ended		(inception) to
	June 30,		June 30,
	2009	2008	2009
			(unaudited)

Net sales	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses
Salaries and benefits	90,462	184,618	1,555,580
Consulting services	217,200	130,800	418,498
Other general and administrative	68,131	10,419	170,981
Allocable software costs	-	-	(115,111)
Legal and accounting	60,000	30,500	153,363
Operating loss	435,793	356,337	2,183,311

Non-operating income (expense)
Interest expense	(15,127)	(15,705)	(42,230)
Miscellaneous income	-	-	202
	(15,127)	(15,705)	(42,028)

Loss from operations before income taxes	(450,920)	(372,042)	(2,225,339)

Provision for income taxes	-	-	-
Net loss	$(450,920)	$(372,042)	$(2,225,339)

Net loss per share
Basic	$(0.01)	$(0.22)
Diluted	$(0.01)	$(0.22)
	.	.
Weighted average common shares outstanding
Basic	85,904,808	1,679,471
Diluted	85,904,808	1,679,471

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Deficit

					Accumulated Deficit
	Common		Additional		During the
	Shares	Stock	Paid-in Capital	Subscription Receivable	Development Stage	Total
Balance at October 22, 2004	-	$-	$-	$-	$-	$-
Issuance of common shares in exchange for
organization efforts	240,857	241	15,759	-	-	16,000
Issuance of common shares in
exchange for services	75,268	75	4,925	-	-	5,000
Net (loss)	-	-	-	-	(21,000)	(21,000)
Balance at June 30, 2005	316,125	316	20,684	-	(21,000)	-
Issuance of common shares in exchange for
Opticon software and other assets	1,264,500	1,265	98,736	-	-	100,000
Issuance of common stock purchase
warrants in exchange for services	-	-	17,999	-	-	17,999
Net (loss)	-	-	-		(656,885)	(656,885)
Balance at June 30, 2006	1,580,625	1,581	137,418	-	(677,885)	(538,886)
Issuance of common stock purchase
warrants in exchange for services	-	-	16,499	-	-	16,499
Net (loss)	-	-	-		(724,492)	(724,492)
Balance at June 30, 2007	1,580,625	1,581	153,917	-	(1,402,377)	(1,246,879)

Stock dividend	99,118	99	(99)	-	-	-
Issuance of common shares in exchange
for services	3,000	3	2,997	-	-	3,000
Conversion of accrued expenses to common stock	-	-	1,042,827	-	-	1,042,827
Sale of stock for cash	17,500	18	332	-	-	350
Subscription receivable	17,500	17	333	(350)	-	-
Issuance of common shares in exchange
for services	6,000	6	23,994	-	-	24,000
Discount on conversion feature of debenture	-	-	281,401	-	-	281,401
Amortization of conversion feature of debenture	-	-	(281,401)	-	-	(281,401)
Fractional shares issued	65	-	-	-	-	-
Net (loss)	-	-	-	-	(372,042)	(372,042)
Balance at June 30, 2008	1,723,808	1,724	1,224,301	(350)	(1,774,419)	(548,744)
Issuance of common shares on conversion
of (2) debentures and accrued interest	68,330,134	68,330	273,322	-	-	341,652
Issuance of common shares in exchange
of consulting services	400,000	400	5,450	-	-	5,850
Issuance of common shares in exchange for services	1,000,000	1,000	39,000	-	-	40,000
Discount on conversion feature of convertible note	-	-	203,000	-	-	203,000
Amortization of conversion feature of convertible note	-	-	(203,000)	-	-	(203,000)
Fractional shares issued	4	-	-	-	-	-
Issuance of common shares in exchange for services	2,111,724	2,112	40,888	-	-	43,000
Issuance of common shares on the conversion
of (3) convertible promissory notes	12,000,000	12,000	48,000	-	-	60,000
Issuance of common shares in exchange for services	226,626	226	5,774	-	-	6,000
Issuance of common shares on the conversion of a
convertible promissory note	4,000,000	4,000	16,000	-	-	20,000
Issuance of common shares in exchange for convertible
notes and accrued interest	50,000,000	50,000	200,000	-	-	250,000
Issuance of common shares in exchange for rent	82,000	82	13,858	-	-	13,940
Net (loss)	-	-	-	-	(450,920)	(450,920)

Balance at June 30, 2009	139,874,296	$139,874	$1,866,593	$(350)	$(2,225,339)	$(219,222)

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the Period
	For the Years Ended		October 22, 2004
	June 30 ,		(inception) to
	2009	2008	June 30, 2009
			(Unaudited)
Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(450,920)	$(372,042)	$(2,225,339)
Adjustments to reconcile earnings from continuing
operations to net cash provided by operating activities:
Depreciation and amortization	3,054	3,031	10,160
Issuance of common stock in exchange for services	108,790	27,000	186,288
Change in working capital components:
Accounts receivable	(49,215)	-	(49,215)
Prepaid expenses	7,600	(9,600)	(2,000)
Deferred contract costs	(26,696)	-	(26,696)
Bank overdraft	(6,425)	6,425	-
Accounts payable	12,516	(12,085)	27,835
Accrued expenses	280,338	190,246	1,714,422
Deferred revenue	49,215	-	49,215
Net cash (used) by operating activities	(71,743)	(167,025)	(315,330)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(4,516)	(7,460)
Capitalization of software development costs	-	-	(113,112)
Decrease (increase) in other assets	625	(625)	-
Net cash (used) in investing activities	625	(5,141)	(120,572)

Cash Flows From Financing Activities
Loan payable	-	12,000	12,000
Repayment of loan payable	-	(6,000)	(6,000)
Proceeds from the sale of common stock	-	350	350
Loan payable – Related parties	73,114	162,237	431,548
Net cash provided by investing activities	73,114	168,587	437,898

Net increase (decrease) in cash and cash equivalents	1,996	(3,579)	1,996

Cash And Cash Equivalents
Beginning of period	-	3,579	-

End of the period	$1,996	$-	$1,996

SUPPLEMENTAL DISCLOSURES ON INTEREST
AND INCOME TAXES PAID:
Interest paid for the period	$-	$-	$-
Income taxes paid for the period	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock in exchange for promissory
notes, debenture and accrued interest	$671,651	$-	$671,651
Issuance of common stock in exchange for accounts payable	$5,850	$-	$5,850
Issuance of common stock for software and other assets	$-	$-	$105,000
Sale of stock subscription	$-	$350	$350

The accompanying notes are an integral part of these financial statements.

 OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

1. History of the Company and Basis of Presentation

The nature of the business and a summary of the significant accounting policies in conformity with accounting principles generally accepted in the United States of America, and consistently applied in the preparation of the accompanying financial statements are as follows:

(a) History of the Company

OptiCon Systems, Inc. (“the Company”) was formed as a Nevada corporation on October 22, 2004.  On July 29, 2005, the stockholders of the Company entered into an agreement to exchange 100% of the outstanding common stock of the Company, for common and preferred stock of FutureWorld Energy, Inc. (formerly Isys Medical, Inc.), a publicly traded company, at which time, the Company became a wholly owned subsidiary of Isys Medical.

FutureWorld Energy, Inc. (“FutureWorld”), OptiCon Systems’ parent company, announced its intention to spin off OptiCon through by the payment of a stock dividend.  In connection with the proposed spin off, Opticon’s board of directors approved a stock dividend of 99,118 shares to FutureWorld, its sole shareholder.  On August 31, 2007, FutureWorld paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Opticon Systems’ stock for every two shares they own of FutureWorld.  As of that date, Opticon Systems ceased being a subsidiary of FutureWorld.

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

Revenue associated with software sales to distributors is recognized, net of discounts, when the Company has performed substantially all its obligations under the arrangement.  Until such time as substantially all obligations under the arrangement are met, software sales are recognized as deferred revenue.  Costs and expenses associated with deferred revenue are also deferred.  When a software sales arrangement includes a commitment to provide training and/or other services or materials, the Company estimates and records the expected costs of these training and/or other services and/or materials.

(c) Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company classifies outstanding checks in excess of funds on deposit as bank overdraft and reduces cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit recorded as bank overdraft were $6,428 at June 30, 2008, none at June 30, 2009.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(d) Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

●	Cash and Cash Equivalents, Accounts Receivable, Deferred Contract Costs, Prepaid Expenses, Bank Overdraft, Accounts Payable, Deferred Revenue and Accrued Expenses :
●
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

As of June 30, 2009 and 2008, the fair values of the Company’s financial instruments approximate their historical carrying amount.

 (e) Property & Equipment and Depreciation

Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2009 and 2008.

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

Amortization begins when the product is available for release and sold to customers. Software development costs will be amortized based on the estimated economic life of the product.  Capitalized software costs at June 30, 2009 and 2008 amounted to $212,206 and $213,112 respectively.  Amortization of the software costs amounted to $901 and $0 for years ending June 30, 2009 and 2008 respectively.

(g) Impairment of Intangible Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, 2009 and 2008.

(h) Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R))”.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s financial statements as of and for the years ended June 30, 2009 and 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the years ended June 30, 2009 and 2008 was $108,790 and $27,000 respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided.   Stock-based compensation expense recognized in the Statements of Operations for the years ended June 30, 2009 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

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

In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 ("FSP FIN 48-1"). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position. FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

The Company adopted the provisions of FIN No. 48 on January 1, 2007 with no cumulative effect adjustment required. The Company believes that their income tax filing positions and deductions will be sustained upon examination and, accordingly, have not recorded any reserves, or related accruals for interest and penalties, at June 30, 2009 or 2008 for uncertain income tax positions pursuant to FIN No. 48. In accordance with FIN No. 48, the Company adopted a policy under which, if required to be recognized in the future, they will classify interest related to the underpayment of income taxes as a component of interest expense and will classify any related penalties in selling, engineering, general and administrating expenses in the statement of operations.

(k) Advertising Costs

Advertising costs are charged to operations as incurred.

(l) Loss Per Share

Basic EPS is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”.  FSP 157-1 provides a scope exception from FASB No. 157, “Fair Value measurements” for the evaluation criteria on lease classification and capital lease measurement under FASB No. 13, Accounting for Leases and other related accounting pronouncements. The Company does not have any capital leases, accordingly, the Company did not apply the provisions of FSB 157-1.

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.   The Statement establishes enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company expects to implement SFAS 161 on July 1,  2009, but do not believe the adoption of the Statement will have a material impact on the Company’s financial statements.

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of SFAS 162 to have a material impact on its financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). This FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on July 1, 2009. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on the Company’s financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

In May 2009, the FASB issued SFAS 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company has adopted the disclosure requirements of SFAS 165 for the year ended June 30, 2009 through September 30, 2009.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.  Going Concern

For the year ended June 30, 2009, the Company incurred a loss of $450,920.  For the period October 22, 2004 (date of inception) through June 30, 2009, the Company incurred a cumulative net loss of $2,225,339.  At of June 30, 2009, the Company had negative working capital of $434,634, and $1,996 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4. Purchase of Assets

Effective July 26, 2005, the Company consummated an agreement with FutureTech, LLC to purchase all rights, title and interest in the OptiCon Network Manager, a fiber optic network management software system, certain computer equipment and the OptiCon trademark (“Acquired Assets”) in exchange for the issuance of 1,264,500 shares (after the reverse stock splits of April 4, 2006 and June 10, 2008) of its common stock.  After the exchange, FutureTech owned eighty-four percent of the Company's issued and outstanding common stock.  The agreement became effective upon FutureTech purchasing the Acquired Assets from Corning Cable Systems, LLC in exchange for $100,000 in cash.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

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

OptiCon fiber optic management software	$89,000
Computer equipment	5,000
Collateral documentation related to the software	5,000
Trademarks	1,000
$100,000

5.  Property and Equipment

Property and equipment at June 30, 2009 and 2008 consist of the following:
	2009	2008

Computer equipment	$8,587	$8,587
Software	3,873	3,873
	12,460	12,460
Accumulated depreciation	9,254	7,106
Net	$3,206	$5,354

For the years ended June 30, 2009 and 2008, and for the period from October 22, 2004 (inception) to June 30, 2009, the total depreciation expense charged to operations totaled $2,148, $3,031, and $9,254, respectively.

  6.   Intangible Assets

Intangible assets consist of the following at June 30, 2009 and 2008 are summarized as follows:
	2009	2008

Opticon fiber optic management software	$212,112	$212,112
Trademarks	1,000	1,000
	213,112	213,112
Less: Amortization	906	-
	$212,206	$213,112

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

During the years ended June 30, 2009 and 2008, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  Amortization of the capitalized software costs begins when the software is actually sold to customers.  Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software’s economic life.  At June 30, 2009, the R4 software system was not yet completed.

  7.   Accrued Expenses

Accrued expenses at June 30, 2009 and 2008 were as follows:

	2009	2008

Accrued Salaries	$124,167	$269,167
Accrued Vacations	17,835	25,374
Payroll Tax Liabilities	43,789	29,982
Accrued Consulting	109,150	56,400
Accrued Legal	45,000	-
Accrued Software Training	20,000	-
Accrued Commissions	5,790	-
Accrued Interest	6,710	10,334
	$372,441	$391,257

8.   Related Parties Disclosures

(a) Employment Agreements

Saed (Sam) Talari

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

On October 5, 2007, the Company agreed to convert $40,000 of accrued salaries into a convertible promissory note due October 5, 2009.  The note is convertible into the Company’s common stock at the lower of 50% discount to the lowest recorded year end closing price or $.005 per share.  On October 5, 2007, Mr. Talari assigned the promissory note to Market Solutions Limited, Inc., an unrelated entity, for services provided by them unrelated to the business of the Company.  On November 14, 2008, the Company agreed to convert $20,000 of the $40,000 note held by Market Solutions into 4,000,000 shares of the Company’s common stock.  On January 2, 2009, the Company agreed to convert the remaining $20,000 note held by Market Solutions into an additional 4,000,000 shares of the Company’s common stock.

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

On November 13, 2008, the Company agreed to split the $203,000 note into two (2) notes of $20,000 each, and one note of $163,000 under the same terms and conditions.  On November 18, 2008, the Company agreed to convert the two (2) notes of $20,000 into 8,000,000 shares of the Company’s common stock at $.005 per share.

Sadruddin Currimbhoy

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

As of June 30, 2009 and 2008, the accrued compensation under the employment agreements was $124,167 and $269,167 respectively.  Additionally, as of June 30, 2009 and 2008, the Company also accrued vacation pay under employment agreements in the amount of $17,835 and $25,374 respectively.

(b) Consulting Agreements and Stock Issuances

Cristino L. Perez

On October 1, 2007, the Company entered into a one-year consulting agreement with Mr. Cristino L. Perez, the Company’s Chief Financial Officer in exchange for a cash payment of $2,000 per month, and 6,000 shares of the Company’s common stock valued at $24,000.  The Board approved the value of the stock issued.

Effective October 1, 2008, upon termination of the initial one-year consulting agreement, the Company entered into a second one-year consulting agreement with Mr. Perez, the Company’s Chief Financial Officer.  The Agreement provides for (1) a cash payment of $3,000 per month, and (2) $12,000 is payable in the form of the Company’s common stock at a 20% discount to the average bid and ask value during the 5 days preceding the end of each month.  For years ended June 30, 2009 and 2008 respectively, the Company agreed to issue Mr. Perez a total of 190,580 and 6,000 shares of the Company’s common stock in exchange for services.  These services were valued at $9,000 and $24,000 respectively, for the years ended June 30, 2009 and 2008, respectively.  The Board approved the value of the stock issued.  Although Mr. Perez has the option to receive common stock in lieu of the cash payment at a 20% discount to the average bid and ask value during the 5 days preceding the end of conversion, he has not exercised this option.

On September 19, 2008, the Company agreed to convert accrued consulting fees of $5,850 due to the Company’s CFO into 400,000 shares of the Company’s common stock at the rate of $.014625 per shares which corresponds to a 40% discount to the average bid and ask market price over the previous 5 days.

On November 24, 2008, the Company issued Mr. Perez 1,000,000 shares of common stock in exchange for services related to his efforts in developing business relationships, and arranging strategic alliances with companies in South Africa on behalf of the Company, These services were valued at $20,000.  The Board approved the value of the stock issued.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

 Paul Lisenby

On November 20, 2008, the Company issued Mr. Lisenby, one of the Company’s directors, 1,000,000 shares of common stock in exchange for services related to his efforts assisting Mr. Perez, our CFO, in developing business relationships, and arranging strategic alliances with companies in South Africa on behalf of the Company, These services were valued at $20,000.  The Board approved the value of the stock issued.

(c)  Loan from Related Parties

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

On May 13, 2009, the Company agreed to convert the principal amount of a $163,000 convertible promissory note dated September 30, 2008, plus accrued thereon of $5,292, and $78,694 principal amount of the $350,000 master promissory note with a balance of $99,583, plus accrued interest thereon of $3,014 due to Mr. Sam Talari, the Company’s acting Chief Executive Officer, into 50,000,000 shares of the Company’s common stock.  The convertible and the master promissory notes are convertible into shares of the Company’s common stock at 50% discount to the lowest recorded year closing price or $0.005.

Since the issuance of the unsecured $350,000 master promissory note, and subsequent to the conversion of a portion of this debt on May 13, 2009, and other conversions, and Mr. Talari continued making advances to the Company on the loan, of which $51,248 and $68,408 remains outstanding at June 30, 2009 and 2008 respectively.  In addition, the Company has accrued interest on this loan in the amount of $300 and $1,257 at June 30, 2009 and 2008 respectively.

During the year ended June 30, 2008, FutureWorld Energy, Inc. (formerly Isys Medical), OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At June 30, 2009 and 2008, the amount owed to FutureWorld Energy on this promissory note was $7,802 and $8,625 respectively, and has accrued interest of $31 and $1,040 respectively.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

9.   Change in Management

November 21, 2008, Mr. Sadruddin Currimbhoy resigned his position as Chief Executive Officer and director of the Company, and Derek Haake had resigned his position as Secretary and director of the Company effective August 19, 2007.  On November 21, 2008, Mr. Sam Talari was elected Acting Chief Executive Officer and director, Mr. Cristino L. Perez was elected Secretary and director, and Paul D. Lisenby was elected director of the Company.

10.   Stock Issuances

On February 9, 2009, the Company agreed to issue its corporate counsel an additional 147,500 in exchange for prior legal services provided to the Company.  The Company had previously agreed to issue its corporate counsel 2,500 shares of the Company’s common stock.   The Company had recorded the value of the original services, no further services were recorded due to the additional issuance.

On May 22, 2009, the Company issued 82,000 shares of the Company’s common shares to the owners of the building where the Company maintains its corporate office in exchange for rent, which the Company owed to Muse River Corporation, from whom the Company sub-leases its corporate offices.

11.   Consulting Agreement and Stock Issuance

(a)  Keith Jablon

On May 9, 2008, the Company entered into a six-month Consulting Agreement with Keith Jablon, an unrelated individual, in exchange for a cash payment of $12,000 to provide marketing related services in connection with our R3 management software system.  The Agreement was terminated by the Company after 5 months, effective November 8, 2008.  The Consultant had the option to receive the cash payment under the Agreement in the form of common stock, subject to an S-8 registration, at a 20% discount to the five average closing bid price, prior to his notice to exercise the option.  Mr. Sam Talari made payments to Mr. Jablon on behalf of the Company, in the form of common stock of the Company personally owned by Mr. Talari, covering the first three months of services under the Agreement.  The Company remains liable to Mr. Jablon for two months of service under the Agreement.

The Consultant was also granted the option to purchase $12,000 per month worth of common stock, subject to an S-8 registration at a 40% discount to the average 10-day closing bid price prior to his notice to exercise.  The options are cumulative and expire, if not exercised within six months of the date of the last option received.  These options were not exercised, therefore, they expired on May 8, 2009.

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

(b)  First Level Capital

On July 31, 2008, the Company entered into a six-month Consulting Agreement with First Level Capital, Inc., an unrelated company, to provide investment banking services in exchange for 2,000,000 shares of the Company’s restricted common stock.  One-half of the shares were to be paid 14 days and 60 days after execution of the Agreement, respectively.  The Company issued 1,000,000 shares subsequent to signing the agreement.  The second 1,000,000 had not yet been issued.   Subsequently, the Company has advised the Consultant that due to lack of proper and adequate public relations services by the vendor, the Company was not able to obtain investment from any sources, and therefore, the Company has cancelled the agreement due to contractual default and has made demand of the Consultant for the return of the 1,000,000 shares issued to them.  To date these shares have not been returned.  The Company is presently negotiating a service agreement with First Level Capital which will involve for the payment in shares comprising of part or all the 1,000,000 shares.

(c)  Philip Johnston

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

12.   Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 2,192 shares, at an adjusted average exercise price of $34.60.  All of the Warrants expire on November 11, 2011.  All of the Warrants granted were non-qualified fixed price warrants.

The following table summarizes the activity related to the stock purchase warrants and options for the period from October 22, 2004 (inception) to June 30, 2009:

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

	Shares		(a) (b) Exercise Price per Share		Weighted Average Exercise Price per Share
	Warrants	Options (c)	Warrants	Options	Warrants	Options
Balance at October 22, 2004	–	–	–	–	–	–
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2005	–	–	–	–	–	–
Granted	541	–	$73	–	$35	$–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2006	541	–	73	–	35	–
Granted	1,651	–	22	–	35	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2007	2,192		–	–	35	–
Granted	–	1,134,365	–	0	–	0
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Exercisable at June 30, 2008	2,192	1,134,365	-	(0)	35	0
Granted	–	597,947	–	(0)	–	0
Exercised	–	–	–	–	–	–
Canceled or expired	–	(1,732,312)	–	(.05)	–	(0)
Exercisable at June 30, 2009	2,192	-	$–	$-	$35	$-

_____________

(a)
Using the Black-Scholes-Merton option pricing model, management determined that the warrants originally issued on December 2, 2005 had a calculated value of $0.50 per share.  The following are the weighted average assumptions for warrants granted:  Dividend rate of 0%; risk-free interest rate of 5%; expected lives of five years; and expected price volatility of 400%.

(b)
As described in the consulting agreement, Mr. Keith Jablon, an unrelated individual, was granted the option to purchase $12,000 in common stock each month, subject to an S-8 registration at a 40% discount to the average 10-day closing bid price prior to his notice to exercise.   Using the Black-Scholes-Merton option pricing model, management determined that the grant-date value was $12,000 per month, which was recorded as consulting expense.  The number of shares underlying the grants was determined using the option pricing model.  These options were cumulative and expire, if not exercised within six months of the date of the last option received.  All these options were not exercised and expired on May 8, 2009.

(c)
 The following are the weighted average assumptions for the options granted to Mr. Jablon:  Dividend rate of zero percent; risk-free interest rate of 2.98%; expected lives of six months; and expected price volatility varying monthly from 442% to 510%.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

13.  Stock Option Plan

On October 22, 2004, the Company adopted a 2004 Non-statutory Stock Option Plan (“Option Plan”) for the benefit of its key employees (including officers and employee directors), consultants and affiliates. The Option Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment.

The Board of Directors authorized 60,214 shares of the Company's common stock to be set aside, which may be issued under the Option Plan.  As of June 30, 2009 and 2008, no shares have yet been issued under the Option Plan.

14.  Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended June 30, 2009 and 2008:

	Year Ended June 30,
	2009	2008

Federal at federal statutory rate	(34.00)%	(34.00)%
State, net of federal deduction	(3.30)%	(3.96)%
Change in valuation allowance	37.3%	37.96%
Effective tax rate	0.00%	0.00%

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended June 30, 2009 and 2008 or for the period October 22, 2004 (date of inception) through June 30, 2009.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30, 2009	Year Ended June 30, 2008	Period October 22, 2004 (inception) through June 30, 2009

Income tax benefit at statutory rate	$(156,756)	$(126,495)	$(773,607)
Increase (decrease) in income taxes due to:
Change in valuation allowance	156,756	126,495	773,607
All other	-	-	-

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

Net deferred tax assets and liabilities were comprised of the following:
	Year Ended June 30, 2009		Year Ended June 30, 2008		Period October 22, 2004 (inception) through June 30, 2009
Deferred tax asset (liability), current:
Accounts receivable		$17,109		$-	$17,109
Deferred costs		9,280		-	9,280
Accrued salaries		43,165		92,858	43,165
Accrued vacation pay		6,200		26,915	6,200
Payroll tax liabilities		3,498		4,329	3,498
Deferred revenue		17,109		-	17,109
Accrued consulting fees		37,944		-	37,944
Other accrued expenses		26,942		-	26,942
Prepaid expenses		-		3,264	-
Valuation allowance		(161,247)		(127,367)	(161,247)
		$-		$-	$-
Deferred tax asset (liability), non-current
Net operating loss	$	(3,829)	$	(107)	$613,022
Property and equipment		(662)		(765)	(662)
Valuation allowance		4,491		872	(612,360)
		$-		$-	$-

The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2009 or 2009 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of $720,579 from inception to June 30, 2009, which will expire, unless used to offset future federal taxable income through 2024.

15.  Commitments and Contingencies

(a) Agency and Sales Representative Agreements

On November 23rd., 2008, the Company signed an Exclusive Business Agent agreement with Develco cc, a South African corporation to recruit non-exclusive sales representatives, master re-sellers of the Company’s  software, and licensed agents to represent the Company in the country.  Develco introduced the Company to Mfumo Networking Solutions.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

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

(b) Lease/Rental Agreements

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

Rent expense for the years ended June 30, 2009, and 2008, and for the period from October 22, 2004 (date of inception) through June 30, 2009 amounted to $22,459, $8,528 and $44,444 respectively.

16.  Subsequent Events

Effective August 1, 2009, the Company entered into a new three-year employment agreement with Saed (Sam) Talari, our Acting Chief Executive Officer.  The agreement is automatically renewed for an additional one-year period.  The Agreement provides for (a) a base salary of $15,000 per month, (b) four weeks vacation within one year of the starting date, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008 and the Period October 22, 2004
(Date of Inception) through June 30, 2009

On August 1, 2009, the Company terminated its lease agreement with Muse River Corporation, and entered into a 2-year commercial lease with Caroline DeVale, an unrelated individual, to rent approximately 1,700 square feet of executive offices and computer center in St. Petersburg, Florida at rent of $1,804 a month.

On August 11, 2009, the Company organized Infrax Systems SA (Pty) Ltd., a South African company, as a wholly owned subsidiary.

On August 12, 2009, the Company organized PowerCon Energy Systems, Inc., a Nevada corporation, as a wholly owned subsidiary.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A.  Controls and Procedures.

Not applicable.

Item 9A(T).  Controls and Procedures

As of June 30, 2009 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of June 30, 2009 such disclosure controls and procedures were not effective.

•	We do not have adequate personnel and other resources to assure that significant and complex transactions are timely analyzed and reviewed.
•
We have limited personnel and financial resources available to plan, develop, and implement disclosure and procedure controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

•
Our limited financial resources restrict our employment adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise effective control over financial reporting.

•
Our limited resources restrict our ability to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2009

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2009 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Name	Age	Position(s)	Director since

Saed (Sam) Talari	47	Acting Chief Executive Officer and Director	2004
Cristino L. Perez	65	Chief Financial Officer, Secretary and Director	2008
Paul D. Lisenby	49	Director	2008

Saed (“Sam”) Talari has been one of our directors since 2004.  Mr. Talari became our Chairman on June 1, 2008, and our Acting Chief Executive Officer on November 21, 2008.  Mr. Talari’s employment during the five year period prior to this annual report, and for certain years before that period, is as follows:

●
1994 – 1999 – Mr. Talari ran Compusite Corporation, one of the first Internet solutions providers in the nation to offer large spectrum of value added services to companies seeking greater presence on the Internet. He assisted Compusite to grow from no revenue to a multi-million dollar company.

●
1999 to Present – Mr. Talari founded FutureWorld Energy, Inc., (formerly Isys Medical, Inc.) and serves since inception as one of FutureWorld Energy’s directors. FutureWorld Energy is a diversified energy holding company, owning and seeking disrupted technologies in the renewable and alternative energy industry globally.

●	2001 to Present – Mr. Talari founded and manages FutureTech, a venture capital firm that invests in high technology start up enterprises.

Mr. Talari attended the University of New Hampshire, where he studied computer science and mathematics. He earned a bachelor’s degree from the University of Massachusetts at Lowell in computer science, engineering and mathematics and took master studies in finance.

Cristino L. Perez has been our Chief Financial Officer on a part-time basis since January 1, 2007.  Mr. Perez became Secretary and one of our directors on November 21, 2008.  Mr. Perez’ employment during the five year period prior to this annual report, and for certain years before that period, is as follows:

●
October 1999 to June 2002 – Mr. Perez was employed by Baumann, Raymondo & Company, P.A., Certified Public Accountants, with primary responsibilities for development of accounting and auditing services to small publicly held enterprises.

●	October 2001 to September 2003 – Mr. Perez was on part-time basis a Chief Financial Officer, Secretary, Treasurer and Director of Resolve Staffing, Inc., a publicly traded company.
●	September 2002 until the present – Mr. Perez has been self-employed as an independent consultant on a part-time basis and full-time basis.

Mr. Perez earned a Bachelor of Arts degree in accounting from the University of South Florida in 1964.

Paul D. Lisenby became one of our directors on November 21, 2008.  Mr. Lisenby has over 27 years of business development, marketing, and management experience. Mr. Lisenby has authored business plans and strategic marketing campaigns for several start-up and micro-cap companies.   Mr. Lisenby’ employment during the five year period prior to this annual report, and for certain years before that period, is as follows:

●	1995 to 2001 – Mr. Lisenby was the Chief Operating Officer of an n-commerce that grew from $100,000 revenue in to over $110 million.
●
2001 to 2005 – Mr. Lisenby has assisted several companies in raising capital and developing exit strategies, served as a member of the Board of Directors of several publicly traded companies, acted as Interim CEO & Chairman positions, and continues to raise funds though private and institutional funding sources. Mr. Lisenby has developed significant funding, manufacturing, and distribution contacts in Asia and assists companies in global strategies to expand their business models.

●
2006 until the present – As one of the management of FutureWorld Energy, Inc., (formerly Isys Medical, Inc.) Mr. Lisenby has been its Chief Executive Officer and directors. FutureWorld Energy is a diversified energy holding company, owning and seeking disrupted technologies in the renewable and alternative energy industry globally.

●	2006 until the present – Mr. Lisenby has also been the Chief Executive Officer of Xtend Medical, a medical supplies company trading in the Over-the-Counter pink sheets.

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2009 or 2008 fiscal year.

Code of Ethics.

On July 1, 2005, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended June 30, 2009, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sam Talari, Chief Executive Officer, 449 Central Avenue, Suite 101, St. Petersburg, Florida 33701.  We have posted our Code of Ethics on our website at http://www.opticonsystemsinc.com/investor_2_3848649435.pdf, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Audit committee.

We do not have an audit committee.

Procedures for stockholders to nominate directors.

We have not adopted any procedures whereby stockholders may nominate persons for election as directors.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The goal of our named executive officer compensation program is the same as our goal for operating the company—to create long-term value for our shareowners. Toward this goal, we have designed and implemented our compensation programs for our named executives to reward them for leadership excellence, to align their interests with those of our shareowners and to encourage them to remain with the company for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives. These elements consist of salary, bonus, and equity incentive compensation. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive’s contribution to the company.

Compensation Objectives

Performance. Our two executives who are identified in the Summary Compensation Table (whom we refer to as our named executives) have held different positions and increased levels of responsibility. The amount of compensation for each named executive reflects his management experience, performance and service.  A key element of compensation is equity incentive compensation in the form of our common stock, and participation in our Non statutory Stock Option Plan, although no shares have been granted to date.

We believe that the compensation of our executives should reflect their success in attaining our key objectives. Our key objectives are currently: (i) attracting qualified individuals to enhance our management team, (ii) establishing strategic business relationships, (iii) raising capital, and (iv) develop our marketing plan. The key individual factors for each executive include but are not limited to: (i) the value of their skills and capabilities, (ii) performance of their management responsibilities, (iii) whether that individuals is capable to assuming greater responsibilities, (iv) leadership qualities, (v) tenure and career experience, (vi) current compensation arrangements, (vii) long-term potential to enhance shareholder value, and (viii) contribution as a member to our executive management team.

We allocate compensation between cash compensation and equity based compensation. We provide cash compensation in the form of base salaries to meet competitive salary norms and reward performance on an annual basis, if warranted. Base salary is designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. Our other elements of compensation focus on motivating and challenging the executive to achieve superior, longer-term, sustained results. We provide non-cash compensation in the form of equity incentive arrangements to retain and attract key individuals and to reward performance against specific objectives and long-term strategic goals.

Alignment. We seek to align the interests of the named executives with those of our investors by evaluating executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareowner value. A key element of compensation that align the interests of our executives with shareowners is equity incentive compensation, and providing the executives the ability to convert a portion of their compensation into common shares, both of which increases the executive’s stake in the Company.

Implementing Our Objectives

Base Compensation.  Base compensation amounts for our executive officers are set pursuant to written agreements. When setting base salary, the Board reviews a number of factors, including but not limited to executives of similar position, responsibility, experience, qualifications and performance, which allows us to recruit and retain qualified executives.

Stock Option Grants. The Board of Directors has the authority to select individuals who are to receive options under the Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the exercise price (which must be at least equal to the fair market value of the common stock on the date of grant with respect to incentive stock options), the vesting provisions and the option term.

Bonus Compensation. During the year, we rewarded our Chief Financial Officer and one of our directors with a bonus of 1,000,000 shares of our common stock each. This bonus was awarded to Mr. Perez and Mr. Lisenby based on their efforts in developing new business relationships and strategic alliances with companies in South Africa.

SUMMARY COMPENSATION TABLE

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

Name and principal position	Year	Salary		Bonus	Stock Award	All other compensation	Total
Saed (Sam) Talari, Acting	2009	$ 84,000	(9)	-0-	-0-	-0-	$ 84,000
Chief Executive Officer	2008	$ -0-	(9)	-0-	-0-	-0-	$ 84,000
(Principal Executive Officer)	2007	$ -0-	(9)	-0-	-0-	-0-	$ 84,000
Cristino L. Perez, Chief
Financial Officer (Principal	2009	$ 48,000	(8)	$ 20,000	-0-	-0-	$ 68,000
Accounting Officer)	2008	$ 39,000	(7)	-0-	-0-	-0-	$ 39,000
Sadruddin Currimbhoy, Former	2008	$ 41,667	(6)	-0-	-0-	-0-	$ 41,667
Chief Executive Officer	2007	-0-	(6)	-0-	-0-	-0-	-0-
J. Marshall Batton, Former	2007	$225,000	(1)(5)	-0-	-0-	-0-	$ 225,000
Chief Executive Officer	2006	$300,000	(2)	-0-	-0-	-0-	$ 300,000
Douglass W. Wright, Former	2007	$162,000	(3)(5)	-0-	-0-	-0-	$ 162,000
Senior Vice President	2006	$216,000	(4)	-0-	-0-	-0-	$ 216,000

______________

1.	Mr. Batton’s compensation consists of $17,500 cash and $207,500 deferred compensation.
2.	Mr. Batton’s compensation consists of $35,800 cash and $264,200 deferred compensation.
3.	Mr. Wright’s compensation consists of $17,000 cash and $145,000 deferred compensation.
4.	Mr. Wright’s compensation consists of $32,950 cash and $183,050 deferred compensation.
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

6.	Mr. Currimbhoy’s compensation consists of $24,500 cash and $17,167 accrued compensation.
7.	Mr. Perez’ compensation consists of $11,000 in cash, $10,000 of deferred compensation, and $18,000 in common stock.
8.	Mr. Perez’ compensation consists of $14,000 in cash, $19,000 in deferred compensation, and $35,000 in common stock.
9.	Mr. Talari’s compensation consists of $84,000 of deferred compensation.

EMPLOYMENT AGREEMENTS

We had a two-year agreement with Mr. Talari, effective August 1, 2005, one of our directors. This agreement automatically extended for two additional one-year period through July 31, 2009. The Agreement provides for (a) a base salary of $7,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks vacation within one year the starting date, and (d) all group insurance plans and other benefit plans and programs made available to our management employees.

Effective August 1, 2009, we entered into three-year agreement with Mr. Talari, currently our Acting Chief Financial Officer. The Agreement provides for (a) a base salary of $15,000 per month, (b) four weeks vacation within one year the starting date, and (c) all group insurance plans and other benefit plans and programs made available to our management employees.

On October 1, 2007, we entered into a one-year Employment Agreement with Mr. Sadruddin Currimbhoy, our former Chief Executive Officer. The Agreement provided for (a) a base salary of $5,000 per month, (b) eight weeks vacation within one year the starting date, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.  Mr. Currimbhoy had taken a leave of absence and on November 21, 2008 resigned as our Chief Executive Officer.

COMPENSATION OF DIRECTORS

Directors who are Company employees receive no additional or special remuneration for serving as directors.  Presently, we do not provide compensation to outside directors.

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

There are no family relationships between the directors or executive officers.  All of the actions by the Board of Directors during the year were taken by consent resolutions and written actions in lieu of meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

—	each of our directors and executive officers, at August 30, 2009;
—	our directors and executive officers as a group, at August 30, 2009; and
—	other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

The address of our directors and executive officers is our address. Except as noted in the following table, we are not aware of any other person or “group”, as defined in the Regulation S-K, who owned five percent or more of our common stock at August 30, 2009.  We have no reason to believe that each person identified in the table does not have sole voting and investment power over the shares he owns, except as noted.

Name	(1) Number of shares		Percentage
Cristino L. Perez	1,862,612		1.33%
Saed (Sam) Talari	118,528,765	(2)	84.74%
Paul D. Lisenby	3,500,000	(3)	2.50%
All directors and officers as a group (3 persons)	123,891,377		88.57%

______________

(1) The shares reflect the issuance of additional shares reflecting the conversion by Mr. Talari of two convertible debentures on July 1, 2008 and August 2, 2008 into 56,326,560 and 12,003,734 shares respectively, and the assignment of most of those shares to NeuWorld Communications, and the conversion of promissory notes plus accrued interest on November 18, 2008 and May 13, 2009 into 8,000,000 and 50,000,000 shares respectively.
(2) Mr. Talari owns 56,579,338 of our shares both legally and beneficially, 647,425 of our shares beneficially, the legal ownership being held by FutureTech, and 61,302,002 of our shares beneficially, the legal ownership being held by NeuWorld Communications, both companies being owned entirely by Mr. Talari.

STOCK OPTION PLAN

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal years 2008 and 2009, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control; except the following:

●
We have borrowed $445,691 and $333,107 for working capital through June 30, 2009 and 2008, respectively, from Mr. Talari at five percent interest per annum on a revolving $350,000 line of credit agreement he extended to us on September 1, 2005. On December 15, 2007, a portion of this debt plus accrued interest was converted into two convertible debentures of $281,401 and $60,019, respectively.  On July 1, 2008, both these debentures were exchanged for 56,326,400 and 12,003,734 shares our common stock, respectively.  Accrued interest outstanding at June 30, 2009, is $300. We believe the terms of this line of credit are more favorable than we could have obtained from an unrelated third party, if we could have obtained a line of credit from a third party at all.

●
On September 30, 2008, $203,000 of accrued salaries and accrued vacation pay for Mr. Talari were converted into promissory notes.  On November 18, 2008, $40,000 of these notes was converted into 8,000,000 shares of our common stock.  On May 13, 2009, the remaining $163,000 of the note plus accrued interest, along with $78,785 of the revolving line of credit plus accrued thereon was converted into 50,000,000 shares of our common stock.

We do not anticipate entering into any future transactions with our directors, officers and affiliates.

There are no family relationships between the directors or executive officers.

Item 14.  Principal Accountant Fees and Services

The following table sets forth amounts we have been billed with respect to 2009 and 2008 for certain services provided by our independent accountants, KBL, LLP, CPAs:

Service	2009	2008
Audit	$10,000	$0
Review of unaudited financial statements	$7,500	$6,000
Audit-related fees	$0	$0
Tax compliance, tax advice and tax planning	$0	$0
All other services	$0	$2,500

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) FINANCIAL STATEMENTS
See index in Item 8

(a)(2) FINANCIAL STATEMENT SCHEDULES
None

(a)(3) OTHER EXHIBITS

10.E.02.1	Saed (Sam) Talari, Employment Agreement dated August 1, 2009
10.G.01	Exclusive Business Agent Agreement with Develco cc *
10.G.02	Exclusive Agency Agreement with Mfumo Networking Solutions cc *
10.G.03	Exclusive Sales Representative Agreement with Mfumo Networking Solutions cc *
21	Wholly owned subsidiaries
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

(c) FINANCIAL STATEMENT SCHEDULES:
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Opticon Systems, Inc.

Date: October 2, 2009	By:	/s/ Sam Talari
Saed (Sam) Talari, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Sam Talari	October 2, 2009
Saed (Sam) Talari, Principal Executive Officer and Director

/s/ Cristino L. Perez	October 2, 2009
Cristino L. Perez, Principal Financial Officer and Principal Accounting Officer and director

/s/ Paul D. Lisenby	October 2, 2009
Paul D. Lisenby, Director