Form 10-Q
period 2009-09-30
OPTICON SYSTEMS
filed 2009-11-20
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009 (First Quarter)

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
Yes ☐  No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 18, 2009 was 140,685,675 shares.

Transitional Small Business Disclosure Format (Check one):
Yes ☐  No ☒

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009	3

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and 2008, and for the Period from October 22, 2004 (inception) to September 30, 2009 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Period from October 22, 204 (inception) to September 30, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008, and for the Period from October 22, 2004 (inception) to September 30, 2009 (unaudited)	6

	Condensed Consolidated Notes to Financial Statements (unaudited)	7

Item 2	Management's Discussion and Analysis or Plan of Operation	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	20

Item 4 T	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Information	22

Item 6	Exhibits	22

Signatures		22

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	June 30,
ASSETS	2009	2009
Current assets
Cash and cash equivalents	$10,052	$1,996
Accounts receivable, net	49,215	49,215
Deferred contract costs	26,696	26,696
Prepaid expenses	1,930	2,000
Total current assets	87,893	79,907

Property and equipment, net	2,746	3,206
Intangible assets, net	212,206	212,206
Other assets	2,664	-

Total assets	$305,509	$295,319

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$33,325	$27,835
Deferred revenue	49,215	49,215
Accrued expenses	414,296	372,441
Note payable	6,000	6,000
Loan and note payable – related parties	125,527	59,050
Total current liabilities	628,363	514,541

Stockholders’ deficit
Preferred stock, $.001 par value, 50,000,000 shares
authorized, none issued	$-	$-
Common stock, $.001 par value, 250,000,000 shares
authorized, 139,930,221 and 139,874,296 shares
issued and outstanding	139,930	139,874
Additional paid-in capital	1,869,537	1,866,593
Subscription receivable	(350)	(350)
Deficit accumulated during the development stage	(2,331,971)	(2,225,339)
Total stockholders’ deficit	(322,854)	(219,222)

Total liabilities and stockholders' deficit	$305,509	$295,319

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)
			Period from October
			22, 2004
	For the Three Months Ended		(inception) to
	--------------September 30,--------------		September 30,
	2009	2008	2009
	(unaudited)		(unaudited)

Net sales	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses
Salaries and benefits	24,615	22,615	1,580,195
Consulting services	36,152	111,167	454,650
Other general and administrative	20,789	1,298	191,770
Allocable software costs	-	-	(115,111)
Legal and accounting	22,500	15,000	175,863
Operating loss	104,056	150,080	2,287,367

Non operating income (expense)
Interest expense	(2,576)	(851)	(44,806)
Miscellaneous income	-	-	202
	(2,576)	(851)	(44,604)

Loss from operations before income taxes	(106,632)	(150,931)	(2,331,971)

Provision for income taxes	-	-	-
Net loss	$(106,632)	$(150,931)	$(2,331,971)

Net loss per share
Basic	$(0.001)	$(0.002)
Diluted	$(0.001)	$(0.002)

Weighted average common shares outstanding
Basic	139,874,296	65,194,508
Diluted	139,874,296	65,194,508

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the Period October 22, 2004 (date of inception) through September 30, 2009
(Unaudited)
					Accumulated
					Deficit During
					the
	---------------Common---------------		Additional	Subscription	Development
	Shares	Stock	Paid-in Capital	Receivable	Stage	Total

Balance at October 22, 2004	-	$-	$-	$-	$-	$-
Issuance of common shares in exchange for
organization efforts	240,857	241	15,759	-	-	16,000
Issuance of common shares in
exchange for services	75,268	75	4,925	-	-	5,000
Net (loss)	-	-	-	-	(21,000)	(21,000)
Balance at June 30, 2005	316,125	316	20,684	-	(21,000)	-
Issuance of common shares in exchange for
Opticon software and other assets	1,264,500	1,265	98,736	-	-	100,000
Issuance of common stock purchase
warrants in exchange for services	-	-	17,999	-	-	17,999
Net (loss)	-	-	-		(656,885)	(656,885)
Balance at June 30, 2006	1,580,625	1,581	137,418	-	(677,885)	(538,886)
Issuance of common stock purchase
warrants in exchange for services	-	-	16,499	-	-	16,499
Net (loss)	-	-	-		(724,492)	(724,492)
Balance at June 30, 2007	1,580,625	1,581	153,917	-	(1,402,377)	(1,246,879)
Stock dividend	99,118	99	(99)	-	-	-
Issuance of common shares in exchange
for services	9,000	9	26,991	-	-	27,000
Conversion of accrued expenses to common stock	-	-	1,042,827	-	-	1,042,827
Sale of stock for cash	17,500	18	332	-	-	350
Subscription receivable	17,500	17	333	(350)	-	-
Discount on conversion feature of debenture	-	-	281,401	-	-	281,401
Amortization of conversion feature of debenture	-	-	(281,401)	-	-	(281,401)
Fractional shares issued	65	-	-	-	-	-
Net (loss)	-	-	-	-	(372,042)	(372,042)
Balance at June 30, 2008	1,723,808	1,724	1,224,301	(350)	(1,774,419)	(548,744)
Issuance of common shares on conversion
of (2) debentures and accrued interest	68,330,134	68,330	273,322	-	-	341,652
Issuance of common shares in exchange
for cancellation of debt	400,000	400	5,450	-	-	5,850
Issuance of common shares in exchange for services	1,000,000	1,000	39,000	-	-	40,000
Discount on conversion feature of convertible note	-	-	203,000	-	-	203,000
Amortization of conversion feature of convertible note	-	-	(203,000)	-	-	(203,000)
Fractional shares issued	4	-	-	-	-	-
Issuance of common shares in exchange for services	2,111,724	2,112	40,888	-	-	43,000
Issuance of common shares on the conversion
of (3) convertible promissory notes	12,000,000	12,000	48,000	-	-	60,000
Issuance of common shares in exchange for services	226,626	226	5,774	-	-	6,000
Issuance of common shares on the conversion of a
convertible promissory note	4,000,000	4,000	16,000	-	-	20,000
Issuance of common shares in exchange for convertible
notes and accrued interest	50,000,000	50,000	200,000	-	-	250,000
Issuance of common shares in exchange for rent	82,000	82	13,858	-	-	13,940
Net (loss)	-	-	-	-	(450,920)	(450,920)
Balance at June 30, 2009	139,874,296	139,874	1,866,593	(350)	(2,225,339)	(219,222)
Issuance of common shares in exchange for services	55,925	56	2,944	-	-	3,000
Net (loss)	-	-	-	-	(106,632)	(106,632)
Balance at September 30, 2009 (unaudited)	139,930,221	$139,930	$1,869,537	$(350)	$(2,331,971)	$(322,854)

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			Period from
			October 22, 2004
	Three Months Ended		(inception)
	-------------------September 30,-------------------		September 30,
	2009	2008	2009
Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(106,632)	$(150,931)	$(2,331,971)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	460	537	10,620
Issuance of common stock in exchange for services	3,000	40,000	189,288
Change in working capital components:
Accounts receivable	-	-	(49,215)
Prepaid expenses	70	(7,334)	(1,930)
Deferred contract costs	-	-	(26,696)
Bank overdraft	-	(56)	-
Accounts payable	5,490	879	33,325
Accrued expenses	41,855	113,825	1,756,277
Deferred revenue	-	-	49,215
Net cash (used) by operating activities	(55,757)	(3,080)	(371,087)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(7,460)
Capitalization of software development costs	-	-	(113,112)
Decrease (increase) in deposits	(2,664)	-	(2,664)
Net cash (used) in investing activities	(2,664)	-	(123,236)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	350
Loan payable	-	-	12,000
Repayment of loan payable			(6,000)
Loan payable – Related parties	66,477	3,080	498,025
Net cash provided by investing activities	66,477	3,080	504,375
Net increase (decrease) in cash and cash equivalents	8,056	-	10,052

Cash And Cash Equivalents
Beginning of year	1,996	-	-
End of year	$10,052	$-	$10,052

Supplemental Disclosures on nterest and
Income Taxes Paid:
Interest paid for the period	$-	$-	$-
Income taxes paid for the period	$-	$-	$-

Supplemental Scheduleof Noncash Investing
And Financing Activities:
Issuance of common stock in exchange for debenture and accrued interest	$-	$341,652	$671,651
Issuance of common stock in exchage for accounts payable	$-	$5,850	$5,850
Issuance of common stock for software and other assets	$-	$-	$105,000
Sale of stock subscription	$-	$-	$350

The accompanying notes are an integral part of these financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2009 and the Period October 22, 2004
(Date of Inception) through September 30, 2009
(Unaudited)

1. Basis of Presentation and History of the Company

(a) Basis of Presentation

The balance sheet as of September 30, 2009, the statements of operations, statements of cash flows and statements of stockholders’ deficit for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of results expected for the full year ending June 30, 2010.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2009, and the results of operations, changes in cash flows, and changes in stockholders’ deficit for all periods presented, have been made.  These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on October 5, 2009.

(b) Subsequent Events

The Company has evaluated subsequent events that occurred after September 30, 2009 through the date that the financial statements were issued on November 19, 2009.

(c) History of the Company

OptiCon Systems, Inc. (“the Company”) was formed as a Nevada corporation on October 22, 2004.  On July 29, 2005, the stockholders of the Company entered into an agreement to exchange 100% of the outstanding common stock of the Company, for common and preferred stock of FutureWorld Energy, Inc. (formerly Isys Medical, Inc.), a publicly traded company, at which time, the Company became a wholly owned subsidiary of FutureWorld.

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

On August 11, 2009, the Company organized Infrax Systems SA (Pty) Ltd., a South African company, as a wholly owned subsidiary, and on August 12, 2009, the Company organized PowerCon Energy Systems, Inc., a Nevada corporation, as a wholly owned subsidiary. On October 8, 2009, Mr. Sam Talari subscribed to 16,000,000 shares of PowerCon Energy Systems, Inc., at which time PowerCon Energy ceased being a wholly owed subsidiary.

(d) Development Stage Enterprise

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

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2009 and the Period October 22, 2004
(Date of Inception) through September 30, 2009
(Unaudited)

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

2.  Summary of Significant Accounting Policies

 (a) Principles of Consolidation

The consolidated financial statements include the accounts and operations of Opticon Systems, Inc., and its two wholly owned subsidiaries, PowerCon Energy Systems, Inc., and Infrax Systems SA (Pty) Ltd. (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of these companies have been included in the accompanying condensed consolidated financial statements, and intercompany transactions have been eliminated.

(b) Loss Per Share

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

(d) Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2009 and the Period October 22, 2004
(Date of Inception) through September 30, 2009
(Unaudited)

•	Cash and Cash Equivalents, Accounts Receivable, Deferred Contract Costs, Prepaid Expenses, Bank Overdraft, Accounts Payable, Deferred Revenue and Accrued Expenses :
The carrying amount reported in the balance sheets for these items approximates fair value because of the short maturity of these instruments.

•	Notes Payable and Loans and Notes Payable to Related Parties:

The carrying value of notes payable and loans and notes payable to related parties approximates fair value as each of the notes payable carries an interest rate commensurate with commercial borrowing rates available to the Company.

As of September 30, 2009 and June 30, 2009, the fair values of the Company’s financial instruments approximate their historical carrying amount.

(e) Impact of Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009.  The implementation of the Codification did not impact our financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance was effective for interim periods which ended after June 15, 2009. See Note 1, “Basis of Presentation,” for disclosure of the date to which subsequent events are disclosed.

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard did not have a material impact on the financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2009 and the Period October 22, 2004
(Date of Inception) through September 30, 2009
(Unaudited)

 In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  This standard did not have a material impact on the financial statements.

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the three months ended September 30, 2009.

In December 2007, the FASB issued guidance under ASC 810 “Consolidation”.  This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders’ equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this guidance beginning July 1, 2009. Since we do not currently have minority interest or Variable Interest Entities consolidated in our financial statements, adoption of this guidance has no impact on the Company’s financial statements.

In July 2006, the FASB issued guidance under ASC 740 “Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this guidance did not have any impact on our financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2009 and the Period October 22, 2004
(Date of Inception) through September 30, 2009
(Unaudited)

3.  Going Concern

For the three months ended September 30, 2009, the Company incurred a loss of $106,632.  For the period October 22, 2004 (date of inception) through September 30, 2009, the Company incurred a cumulative net loss of $2,331,971.  At of September 30, 2009, the Company had negative working capital of $540,470, and $10,052 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment consists of the following:

	September 30,	June 30,
	2009	2009

Computer equipment	$8,587	$8,587
Software	3,873	3,873
	12,460	12,460
Accumulated depreciation	9,714	9,254
Net	$2,746	$3,206

For the three months ended September 30, 2009, June 30, 2009, and for the period from October 22, 2004 (inception) to September 30, 2009, the total depreciation expense charged to operations totaled $460, $2,148, and $9,714, respectively.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2009 and the Period October 22, 2004
(Date of Inception) through September 30, 2009
(Unaudited)

  5.   Accrued Expenses

Accrued expenses consist of the following:
	September 30,	June 30,
	2009	2009

Accrued Salaries	$145,167	$124,167
Accrued Vacations	19,451	17,835
Payroll Tax Liabilities	46,452	43,789
Accrued Consulting	118,150	109,150
Accrued Legal	50,000	45,000
Accrued Software Training	20,000	20,000
Accrued Commissions	5,790	5,790
Accrued Interest	9,286	6,710
	$414,296	$372,441

6.  Related Parties Disclosures

(a) Employment Agreements

Saed (Sam) Talari

Effective August 1, 2009, the Company entered into a three-year employment agreement with Saed (Sam) Talari, one of the Company’s directors.  The agreement was automatically renewed for successive one-year periods.  The Agreement provides for (a) a base salary of $15,000 per month, (b) four weeks vacation within one year of the starting date, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. Mr. Talari waived the increase in salary from his previous employment agreement for the month of August and September 2009.

As of September 30, 2009 and June 30, 2009, the accrued compensation under the employment agreement was $128,000 and $107,000 respectively.

Sadruddin Currimbhoy

On October 1, 2007, the Company entered into a one-year Employment Agreement with Mr. Sadruddin Currimbhoy, our former Chief Executive Officer. Mr. Currimbhoy had taken a leave of absence and on November 21, 2008 resigned as Chief Executive Officer.  At September 30, 2009 accrued salary due to Mr. Currimbhoy is $17,167.

(b) Loan from Related Parties

On September 6, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2009 and the Period October 22, 2004
(Date of Inception) through September 30, 2009
(Unaudited)

Since the issuance of the unsecured $350,000 master promissory note, and subsequent to a number of conversions of a portion of the to common stock, Mr. Talari continued making advances to the Company on the loan, of which $117,725 and $51,248 remains outstanding at September 30, 2009 and June 30, 2009 respectively.  In addition, the Company has accrued interest on this loan in the amount of $1,392 and $300 at September 30, 2009 and June 30, 2009 respectively.

During the year ended June 30, 2008, FutureWorld Energy, Inc. (formerly Isys Medical), OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At September 30, 2009 and June 30, 2009, the amount owed to FutureWorld Energy on this promissory note was $7,802 and $7,802 respectively, and has accrued interest of $188 and $31 respectively.

7.   Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 2,192 shares, at an adjusted average exercise price of $34.60.  All of the Warrants expire on November 11, 2011.  All of the Warrants granted were non-qualified fixed price warrants.

8.  Stock Option Plan

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

On October 2, 2009 the Board of Directors authorized additional shares under this plan bringing the total authorized to 5,000,000 shares of the Company's common stock to be set aside, which may be issued under the Option Plan.  As of September 30, 2009 and June 30, 2009, no shares have yet been issued under the Option Plan.

9.  Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2009 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2009 and the Period October 22, 2004
(Date of Inception) through September 30, 2009
(Unaudited)

10.  Commitments and Contingencies

On August 1, 2009, the Company terminated its lease agreement with Muse River Corporation, and entered into a 5-year commercial lease with Caroline DeVale, an unrelated individual, to rent approximately 1,625 square feet of executive offices and computer center in St. Petersburg, Florida at rent of $1,930 a month, including Florida sales taxes.  The future minimum rental for each of the next four years is $23,160, and for the fifth year is $19,200.

Rent expense for the years ended September 30, 2009, and 2008, and for the period from October 22, 2004 (date of inception) through September 30, 2009 amounted to $5,642, $3,162 and $47,265 respectively.

11.  Subsequent Events

Changes in Management

On October 5, 2009, Paul D. Lisenby, one of the Company’s directors resigned, and on the same date Terisue Lander was elected as a director, and Malcolm F. Welch was elected as a director and Co-Chairman of the Board.

On October 16, 2009, the Board of Directors approved the appointment of Paul J. Aiello to serve as Chief Executive Officer of the Company and as a board member effective October 19, 2009.  Effective on October 19, 2009, Saed (Sam) Talari resigned as Acting Chief Executive Officer of the Company.

Employment Agreements

On October 1, 2009, the Company entered into a new three-year employment agreement with Cristino L. Perez, one of the Company’s directors and Chief Financial Officer.  The agreement is automatically renewed for successive one one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $5,000 per month ($3,000 payable in S-8 shares, $2,000 deferred until December 31, 2009 or payable in S-8 shares at the time), (b) a  bonus as determined by the Board; (c) an option to purchase 225,000 shares of the Company common stock at $0.08 per share vesting over 3 years; (d) three weeks vacation per  year; and (e) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.  Additionally, Mr. Perez is eligible to receive 225,000 shares of PowerCon Systems, Inc., one of the Company’s subsidiaries, by achievement of goals and objectives established by the Board of Directors over a 3 year period.

On October 6, 2009, the Company entered into a one-year employment agreement with Malcolm F. Welch, one of the Company’s directors and Co-Chairman of the Board.  The agreement is automatically renewed for successive one one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $7,000 per month ($5,000 payable in S-8 shares, $2,000 deferred until December 31, 2009 or payable in S-8 shares at the time), (b) a bonus based on the level of funding the Company achieves through December 31, 2010; (c) an option to purchase 375,000 shares of the Company common stock at $0.08 per share vesting over 3 years; (d) two weeks vacation during first year, four weeks vacation thereafter, and (e) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.  Additionally, Mr. Welch is eligible to receive 375,000 shares of PowerCon Systems, Inc., one of the Company’s subsidiaries, by achievement of goals and objectives established by the Board of Directors over a 3 year period.

OptiCon Systems, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2009 and the Period October 22, 2004
(Date of Inception) through September 30, 2009
(Unaudited)

On October 6, 2009, the Company entered into a three-year employment agreement with Terisue Lander, one of the Company’s directors and Executive Vice-President and Chief Operating Officer.  The agreement is automatically renewed for successive one one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $12,000 per month ($9,000 payable in S-8 shares, $3,000 deferred until December 31, 2009 or payable in S-8 shares at the time); (b) a $9,000 sign on bonus; (c) a bonus based on the level of funding the Company achieves through December 31, 2010; (d) an option to purchase 720,000 shares of the Company common stock at $0.08 per share vesting over 3 years; (e) two weeks vacation during first year, four weeks vacation thereafter, and (f) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.  Additionally, Ms. Lander is eligible to receive 720,000 shares of PowerCon Systems, Inc., one of the Company’s subsidiaries, by achievement of goals and objectives established by the Board of Directors over a 3 year period.

Effective October 19, 2009, the Company entered into a three-year employment agreement with Paul J. Aiello, the Company’s Chief Executive Officer.  The agreement is automatically renewed for successive one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $14,000 per month, ($10,000 payable in S-8 shares, $4,000 deferred until December 31, 2009, or payable in S-8 shares at the time); (b) a bonus based on the level of funding the Company achieves through December 31, 2010; (c) an option to purchase 750,000 shares of the Company common stock at $0.08 per share vesting over 3 years; (d) two weeks vacation during first year, four weeks vacation thereafter, and (e) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.  Additionally, Mr. Aiello is eligible to receive 750,000 shares of PowerCon Systems, Inc., one of the Company’s subsidiaries, by achievement of goals and objectives established by the Board of Directors over a 3 year period.

Corporate Name Change

On October 30, 2009, the board of directors and the majority shareholder approved a change in the corporation name from OptiCon Systems, Inc. to Infrax Systems, Inc.  The name change will be effective upon filing amended articles of incorporation with the State of Nevada.

Stock Compensation Plan

On October 2, 2009, the Company adopted a 2009 Employees and Consultants Stock Compensation Plan (“Stock Plan”) for the benefit of employees and consultants (including officers and employee directors). The Stock Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment, and to pay independent consultants that perform services to the Company. The Board of Directors authorized 5,000,000 shares of the Company's common stock to be set aside, which may be issued under the Stock Plan.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the fiscal year ended June 30, 2009. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements.

Changes in Management

On October 5, 2009, Paul D. Lisenby, one of our directors resigned, and on the same date Terisue Lander was elected as a director, and Malcolm F. Welch was elected as a director and Co-Chairman of the Board.  On October 16, 2009, the Board of Directors approved the appointment of Paul J. Aiello to serve as our Chief Executive Officer and as a board member effective October 19, 2009.  Effective on October 19, 2009, Saed (Sam) Talari resigned as our Acting Chief Executive Officer.

Critical Accounting Policies

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

Our critical accounting policies include:

•
Principals of Consolidation -The consolidated financial statements include the accounts and operations of the Opticon Systems, Inc., and its two wholly owned subsidiaries, PowerCon Energy Systems, Inc., and Infrax Systems SA (Pty) Ltd. (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of these companies have been included in the accompanying consolidated financial statements, and intercompany transactions have been eliminated.

•
Revenue Recognition - We recognize revenue from licensing our software upon the acceptance of the software by customers.  When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year.  Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement.

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

•
Stock Based Compensation - We recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of subjective assumptions, including the expected term of the option grant, stock price volatility, and the pre-vesting option forfeiture rate.  We estimate the expected life of options granted based on historical exercise patterns.  We estimate stock price volatility based on historical implied volatility in our stock.  In addition, we are required to estimate the expected volatility rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised or cancelled.

Recent Accounting Pronouncement

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009.  The implementation of the Codification did not impact our financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance was effective for interim periods which ended after June 15, 2009. See Note 1, “Basis of Presentation,” for disclosure of the date to which subsequent events are disclosed.

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard did not have a material impact on the financial statements.

 In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  This standard did not have a material impact on the financial statements.

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the three months ended September 30, 2009.

In December 2007, the FASB issued guidance under ASC 810 “Consolidation”.  This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders’ equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this guidance beginning July 1, 2009. Since we do not currently have minority interest or Variable Interest Entities consolidated in our financial statements, adoption of this guidance has no impact on the Company’s financial statements.

In July 2006, the FASB issued guidance under ASC 740 “Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this guidance did not have any impact on our financial statements.

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

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $10,052 in cash at September 30, 2009, and $232,275 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements.  Our management believes our cash and credit line, and revenue from the sale of our products will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan.  We believe full implementation of our plan of operations and completion of development of the R4 system will cost approximately $5 million.  We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari, and limited revenues from the sale of our products.  If we do not obtain additional funding, we may need to cease operations until we do so, and in that event may consider a sale of our technology.  Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

Our Marketing Plan

The first phase in our plan of operations, subject to adequate funding, will be implementation of our sales and marketing plan. Our plan has been to contact those companies to which Corning Cable licensed the Opticon Network Manager software to offer maintenance and professional services with respect to the R3 software they continue to utilize. Since Corning Cable stopped supporting the R3 software, these companies have been without a means to maintain and support the software, or they have acquired software from other sources for their current needs. For those companies that continue to use the R3 software, we would be able to provide them with seamless integration with other programs or newer version of programs being used, and provide them with full maintenance and support. Corning Cable has provided us with a list of companies they had previously used their software.  We have contacted a number of these companies, almost entirely in the United States, and have found that many have a keen interest in our software.  We are unable to sell our software customers until we are able to raise funds to provide adequate support for the software – see description of “International Operations” below.

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

Results of  Operations

For the three months ended September 30, 2009 and 2008:

For the three months ended September 30, 2009, we incurred a net loss of $106,632 compared to a loss of $150,931 for the three months ended September 30, 2008 a decrease of 29%.

For the three months ended September 30, 2009 compared to September 30, 2008 salaries and benefits increased from $22,615 to $24,615 reflecting the termination of the employment agreements on July 31, 2007 for John Batton, our former CEO and Douglass Wright, our former vice-president.  For the same period legal and accounting increased from $15,000 to $22,500 reflecting an increase in compliance reporting by our outside counsel.  For the same period, consulting expenses decreased from $111,167 to $36,152, reflecting the termination of the agreement with an independent consultant who was assisting us with the marketing of our R3 software system in the U.S.  Also for the same period, rent expense increased from $3,162 to $5,642 reflecting our new lease on our corporate offices in St. Petersburg, Florida.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had $10,052 in cash with which to satisfy our cash requirements for the next twelve months, along with $232,275 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.  On September 6, 2005, we obtained a loan commitment from Mr. Saed (Sam)Talari, one of our directors and controlling person in the amount of $350,000 evidenced by a master promissory note, due on demand, with interest at the rate of 5% per annum.  Since its inception, Mr. Talari has continued to advance funds to us as we needed them.

Mr. Talari remains committed to continue funding the Company, so that after the conversions of the outstanding amount on the note and accrued interest to our common stock, we effectively have $232,275 of the master promissory note available to us on an as needed basis.  During the three months ended September 30, 2009, Mr. Talari made advances to us or paid expenses on our behalf under this master promissory note in the amount of $66,477.  At September 30, 2009, we owe Mr. Talari $117,725 on the master promissory note, and accrued interest of $1,392.

On August 1, 2009, the Company terminated its lease agreement with Muse River Corporation, and entered into a 5-year commercial lease with Caroline DeVale, an unrelated individual, to rent approximately 1,625 square feet of executive offices and computer center in St. Petersburg, Florida at rent of $1,930 a month, including Florida sales taxes.

At September 30, 2009, we had no other contractual obligation or material commercial commitments for capital expenditures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of September 30, 2009, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect this control.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009 filed on October 5, 2009 with the Securities and Exchange Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our unregistered sales of securities during the three months ended September 30, 2009.

Date	Title of Security	Amount	Purchaser		Price	Exemption

2009	Common stock	55,925	Cristino L. Perez	(1)	Services	Section 4(2)

(1) Issued to our chief financial officer in exchange for services under a new one-year consulting agreement and special services during the quarter ended September 30, 2009.

We did not pay and no one acting on our behalf or to our knowledge paid any commissions or other compensation with respect to the sale of any of the shares listed in the tables above.  Mr. Perez is thoroughly familiar with our proposed business in their respective positions as chief financial officer and director. This transaction did not involve a public offering. A legend was placed on the certificate that has been issued, prohibiting public resale of the shares, except subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or in compliance with Rule 144. We claim exemption from the registration requirement of the Act by reason of Section 4(2) of the Act and the rules and regulations there under, on grounds that none of the sales listed above involve a public offering within the meaning of the Act. Furthermore, although the value of the shares we have issued and agreed to issue is uncertain, we believe we may also rely on Rule 504 under Regulation D as an exemption from registration.

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5	Other Information.

Not applicable.

Item 6	Exhibits

10.E.08	Cristino L. Perez, Employment Agreement dated October 1, 2009
31.A	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.B	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.C	Former Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.A	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.B	Principal Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.C	Former Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99A.01	2004 Amended Nonstatutory Stock Option Plan
99E	2009 Employees and Consultants Stock Compensation Plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptiCon Systems, Inc.
(Registrant)

Date: November 19, 2009	By: /s/ Paul J. Aiello
Paul J. Aiello
Principal Executive Officer

Date: November 19, 2009	By: /s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial & Accounting Officer

Date: November 19, 2009	By: /s/ Sam Talari
Saed (Sam) Talari
Former Principal Executive Officer