Form 10-Q
period 2009-12-31
OPTICON SYSTEMS
filed 2010-02-19
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 2009 (Second Quarter)

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________to ________________

COMMISSION FILE NUMBER 000-52488

INFRAX SYSTEMS, INC.
(Exact name of Registrant as specified in charter)

NEVADA	20-2583185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐  No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2010 was 142,592,432 shares.

Transitional Small Business Disclosure Format (Check one):
Yes ☐  No ☒

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended Ended December 31, 2009 and 2008, and for the Period from October 22, 2004 (inception) to December 31, 2009 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Period from October 22, 204 (inception) to December 31, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008, and for the Period from October 22, 2004 (inception) to December 31, 2009 (unaudited)	6

	Condensed Consolidated Notes to Financial Statements (unaudited)	7

Item 2	Management's Discussion and Analysis or Plan of Operation	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	25

Item 4 T	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	Submission of Matters to a Vote of Security Holders	26

Item 5	Other Information	27

Item 6	Exhibits	27

	Signatures	27

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	December 31,	June 30,
ASSETS	2009	2009
Current assets	(Unaudited)
Cash and cash equivalents	$-	$1,996
Accounts receivable, net	1,995	49,215
Loan receivable - related party	560	-
Deferred contract costs	-	26,696
Prepaid expenses	-	2,000
Total current assets	2,555	79,907

Property and equipment, net	3,084	3,206
Intangible assets, net	190,612	212,206
Investment in related party	21,503	-
Other assets	2,552	-

Total assets	$220,306	$295,319

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$1,856	$-
Accounts payable	39,928	27,835
Deferred revenue	-	49,215
Accrued expenses	588,252	372,441
Note payable	6,000	6,000
Loan and note payable – related parties	160,027	59,050
Total current liabilities	796,063	514,541

Stockholders’ deficit
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 250,000,000 shares authorized, 141,238,402
and 139,874,296 shares issued and outstanding	141,238	139,874
Additional paid-in capital	1,912,287	1,866,593
Subscription receivable	(350)	(350)
Deficit accumulated during the development stage	(2,628,932)	(2,225,339)
Total stockholders' deficit	(575,757)	(219,222)
Total liabilities and stockholders' deficit	$220,306	$295,319

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)
					For Period from
					October 22, 2004
	For the Six Months Ended		For the Three Months Ended		(inception) to
	--------------December 31,--------------		--------------December 31,--------------		December 31,
	2009	2008	2009	2008	2009
	(unaudited)		(unaudited)		(unaudited)
Net sales	$1,995	$-	$1,995	$-	$1,995
Cost of goods sold	-	-	-	-	-
Gross profit	1,995	-	1,995	-	1,995

Operating expenses
Salaries and benefits	251,942	45,231	227,327	22,616	1,807,522
Consulting services	41,540	190,700	5,388	79,533	460,038
Other general and administrative	79,754	15,661	58,965	14,363	250,735
Allocable software costs	-	-	-	-	(115,111)
Legal and accounting	26,000	40,000	3,500	25,000	179,363
Operating loss	399,236	291,592	295,180	141,512	2,582,547

Non operating income (expense)
Interest expense	(5,355)	(4,608)	(2,779)	(3,757)	(47,585)
Equity in losses of investee	(997)	-	(997)	-	(997)
Miscellaneous income	-	-	-	-	202
	(6,352)	(4,608)	(3,776)	(3,757)	(48,380)
Net loss	$(403,593)	$(296,200)	$(296,961)	$(145,269)	$(2,628,932)

Net loss per share
Basic	$(0.003)	$0.004	$(0.002)	$(0.002)
Diluted	$(0.003)	$0.004	$(0.002)	$(0.002)

Weighted average common shares outstanding
Basic	140,197,611	71,668,501	140,520,926	78,142,494
Diluted	140,197,611	71,668,501	140,520,926	78,142,494

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the Period October 22, 2004 (date of inception) through December 31, 2009
(Unaudited)
					Accumulated
					Deficit During
			Additional		the
	---------------Common---------------		Paid-in	Subscription	Development
	Shares	Stock	Capital	Receivable	Stage	Total
Balance at October 22, 2004	-	$-	$-	$-	$-	$-
Issuance of common shares in exchange for
organization efforts	240,857	241	15,759	-	-	16,000
Issuance of common shares in
exchange for services	75,268	75	4,925	-	-	5,000
Net (loss)	-	-	-	-	(21,000)	(21,000)
Balance at June 30, 2005	316,125	316	20,684	-	(21,000)	-
Issuance of common shares in exchange for
Opticon software and other assets	1,264,500	1,265	98,736	-	-	100,000
Issuance of common stock purchase
warrants in exchange for services	-	-	17,999	-	-	17,999
Net (loss)	-	-	-		(656,885)	(656,885)
Balance at June 30, 2006	1,580,625	1,581	137,418	-	(677,885)	(538,886)
Issuance of common stock purchase
warrants in exchange for services	-	-	16,499	-	-	16,499
Net (loss)	-	-	-		(724,492)	(724,492)
Balance at June 30, 2007	1,580,625	1,581	153,917	-	(1,402,377)	(1,246,879)

Stock dividend	99,118	99	(99)	-	-	-
Issuance of common shares in exchange
for services	9,000	9	26,991	-	-	27,000
Conversion of accrued expenses to common stock	-	-	1,042,827	-	-	1,042,827
Sale of stock for cash	17,500	18	332	-	-	350
Subscription receivable	17,500	17	333	(350)	-	-
Discount on conversion feature of debenture	-	-	281,401	-	-	281,401
Amortization of conversion feature of debenture	-	-	(281,401)	-	-	(281,401)
Fractional shares issued	65	-	-	-	-	-
Net (loss)	-	-	-	-	(372,042)	(372,042)
Balance at June 30, 2008	1,723,808	1,724	1,224,301	(350)	(1,774,419)	(548,744)
Issuance of common shares on conversion
of (2) debentures and accrued interest	68,330,134	68,330	273,322	-	-	341,652
Issuance of common shares in exchange
for cancellation of debt	400,000	400	5,450	-	-	5,850
Issuance of common shares in exchange for services	1,000,000	1,000	39,000	-	-	40,000
Discount on conversion feature of convertible note	-	-	203,000	-	-	203,000
Amortization of conversion feature of convertible note	-	-	(203,000)	-	-	(203,000)
Fractional shares issued	4	-	-	-	-	-
Issuance of common shares in exchange for services	2,111,724	2,112	40,888	-	-	43,000
Issuance of common shares on the conversion
of (3) convertible promissory notes	12,000,000	12,000	48,000	-	-	60,000
Issuance of common shares in exchange for services	226,626	226	5,774	-	-	6,000
Issuance of common shares on the conversion of a
convertible promissory note	4,000,000	4,000	16,000	-	-	20,000
Issuance of common shares in exchange for convertible
notes and accrued interest	50,000,000	50,000	200,000	-	-	250,000
Issuance of common shares in exchange for rent	82,000	82	13,858	-	-	13,940
Net (loss)	-	-	-	-	(450,920)	(450,920)
Balance at June 30, 2009	139,874,296	139,874	1,866,593	(350)	(2,225,339)	(219,222)
Issuance of common shares in exchange for services	55,925	56	2,944	-	-	3,000
Issuance of common shares in exchange for services	363,636	363	16,909	-	-	17,272
Issuance of common shares in exchange for services	420,000	420	25,480	-	-	25,900
Issuance of common shares in exchange for services	270,000	270	18,630	-	-	18,900
Issuance of common shares in exchange for services	181,818	182	10,273	-	-	10,455
Issuance of common shares in exchange for services	72,727	73	3,200	-	-	3,273
Adjustment of accrued salaries due to shares issued	-	-	(31,742)	-	-	(31,742)
Net (loss)	-	-	-	-	(403,593)	(403,593)
Balance at December 31, 2009 (unaudited)	141,238,402	$141,238	$1,912,287	$(350)	$(2,628,932)	$(575,757)

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			For Period from
			October 22, 2004
	Six Months Ended		(inception)
	-------------December 31,-----------		December 31,
	2009	2008	2009
Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(403,593)	$(296,200)	$(2,628,932)
Adjustments to reconcile earnings from continuing operations;
Depreciation and amortization	15	1,073	10,175
Issuance of common stock in exchange for services	47,058	83,000	233,346
Equity loss of investee	997	-	997
Change in working capital components:
Accounts receivable	47,220	-	(1,995)
Prepaid expenses	2,000	9,600	-
Deferred contract costs	26,696	-	-
Bank overdraft	1,856	94	1,856
Accounts payable	12,093	(329)	39,928
Accrued expenses	215,811	168,103	1,930,233
Deferred revenue	(49,215)	-	-
Net cash (used) in operating activities	(99,062)	(34,659)	(414,392)

Cash Flows From Investing Activities
Purchase of property and equipment	(799)	-	(8,259)
Capitalization of software development costs	-	-	(113,112)
Cash paid for deposits	(2,552)	625	(2,552)
Net cash (used) in investing activities	(3,351)	625	(123,923)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	350
Loan payable	-	-	12,000
Repayment of loan payable	-	-	(6,000)
Loan receivable - related party	(560)	-	(560)
Loan payable – related parties	100,977	34,034	532,525
Net cash provided from investing activities	100,417	34,034	538,315
Net increase (decrease) in cash and cash equivalents	(1,996)	-	-

Cash And Cash Equivalents
Beginning of year	1,996	-	-
End of year	$0	$-	$-

Supplemental Disclosures on nterest and
Income Taxes Paid:
Interest paid for the period	$-	$-	$-
Income taxes paid for the period	$-	$-	$-

Supplemental Scheduleof Noncash Investing
And Financing Activities:
Issuance of common stock in exchange for debenture and accrued interest	$-	$401,652	$671,651
Issuance of common stock in exchage for accounts payable	$-	$5,850	$5,850
Issuance of common stock for software and other assets	$-	$-	$105,000
Investment in affiliate by trasfer of software	$22,500	$-	$22,500
Sale of stock subscription	$-	$-	$350

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009 and the Period from
October 22, 2004 (Date of Inception) through December 31, 2009
(Unaudited)

1. Basis of Presentation and History of the Company

(a) Basis of Presentation

The consolidated condensed balance sheet as of December 31, 2009, the condensed consolidated statements of operations, condensed statements of cash flows and condensed statements of stockholders’ deficit for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of results expected for the full year ending June 30, 2010.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2009, and the results of operations, changes in cash flows, and changes in stockholders’ deficit for all periods presented, have been made.  These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on October 5, 2009.

(b) Subsequent Events

The Company has evaluated subsequent events that occurred after December 31, 2009 through the date that the financial statements were issued on February 19, 2010.

(c) History of the Company

Effective December 2, 2009, the Company changed its name from OptiCon Systems, Inc. to Infrax Systems, Inc.

Infrax Systems, Inc., formerly OptiCon Systems, Inc. (“the Company”) was formed as a Nevada corporation on October 22, 2004.  On July 29, 2005, the stockholders of the Company entered into an agreement to exchange 100% of the outstanding common stock of the Company, for common and preferred stock of FutureWorld Energy, Inc. (formerly Isys Medical, Inc.), a publicly traded company, at which time, the Company became a wholly owned subsidiary of FutureWorld.

FutureWorld Energy, Inc. (“FutureWorld”), Infrax’s parent company, announced its intention to spin off Infrax through the payment of a stock dividend.  In connection with the proposed spin off, Infrax’s board of directors approved a stock dividend of 99,118 shares to FutureWorld, its sole shareholder.  On August 31, 2007, FutureWorld paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Infrax’s stock for every two shares they own of FutureWorld.  As of that date, Infrax Systems ceased being a subsidiary of FutureWorld.

On August 11, 2009, the Company organized Infrax Systems SA (Pty) Ltd., a South African company, as a wholly owned subsidiary.  On August 12, 2009, the Company organized PowerCon Energy Systems, Inc., a Nevada corporation, as a wholly owned subsidiary, and on October 8, 2009, PowerCon issued Mr. Sam Talari, one of the Company’s directors, majority shares in PowerCon, at which time PowerCon ceased being a wholly owed subsidiary.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009 and the Period from
October 22, 2004 (Date of Inception) through December 31, 2009
(Unaudited)

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

2.  Summary of Significant Accounting Policies

 (a) Principles of Consolidation

The consolidated financial statements include the accounts and operations of Infrax Systems, Inc., and its wholly owned subsidiary, Infrax Systems SA (Pty) Ltd. (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying condensed consolidated financial statements, and intercompany transactions have been eliminated.

(b) Deconsolidation of a Subsidiary

On August 12, 2009, the Company organized PowerCon Energy Systems, Inc., a Nevada corporation, as a wholly owned subsidiary with the transfer of the R-4 software architecture in exchange for 3,000,000 shares of PowerCon’s common stock.  On October 8, 2009, PowerCon issued Mr. Sam Talari, one of the Company’s directors, 16,0000,000 shares of PowerCon in connection with a private placement, at which time PowerCon ceased being a wholly owed subsidiary.

(c) Loss per Share

Basic EPS is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

Based on an estimated current value of the Company’s stock being equal to or less than the exercise price of the warrants, none of the shares assumed issued upon conversion of the warrants, nor any of the stock assumed issued under the Company's 2004 Non statutory Stock Option Plan, or its 2009 Employees and Consultants Stock Incentive Plan are included in the computation of fully diluted loss per share, since their inclusion would be anti-dilutive.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009 and the Period from
October 22, 2004 (Date of Inception) through December 31, 2009
(Unaudited)

(d) Revenue Recognition

The Company is principally in the business of licensing fiber optic management software, OptiCon Network Manager.  Revenue from licensing the software is recognized upon installation and acceptance of the software by customers.  When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year.  Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement.

Revenue associated with software sales to distributors is recognized, net of discounts, when the Company has performed substantially all its obligations under the arrangement.  Until such time as substantially all obligations under the arrangement are met, software sales are recognized as deferred revenue.  Costs and expenses associated with deferred revenue are also deferred.  When a software sales arrangement includes a commitment to provide training, services or materials, the Company estimates and records the expected costs of the training, services or materials.

(e) Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and Cash Equivalents, Accounts Receivable, Loan from Related Party, Prepaid Expenses, Bank Overdraft, Accounts Payable, and Accrued Expenses :
The carrying amount reported in the balance sheets for these items approximates fair value because of the short maturity of these instruments.

•	Notes Payable and Loans and Notes Payable to Related Parties:

The carrying value of notes payable and loans and notes payable to related parties approximates fair value as each of the notes payable carries an interest rate commensurate with commercial borrowing rates available to the Company.

As of December 31, 2009 and June 30, 2009, the fair values of the Company’s financial instruments approximate their historical carrying amount.

(f) Impact of Recently Issued Accounting Pronouncements

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009 and the Period from
October 22, 2004 (Date of Inception) through December 31, 2009
(Unaudited)

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events” which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance was effective for interim periods which ended after June 15, 2009. See Note 1, “Basis of Presentation,” for disclosure of the date to which subsequent events are disclosed.

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective.  Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard did not have a material impact on the financial statements.

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

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the six months ended December 31, 2009.

In December 2007, the FASB issued guidance under ASC 810 “Consolidation”.  This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders’ equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this guidance beginning July 1, 2009. The Company does not have Variable Interest Entities consolidated in its financial statements.  Disclosure of a non-controlling interest has been made on the Company’s financial statements.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009 and the Period from
October 22, 2004 (Date of Inception) through December 31, 2009
(Unaudited)

In July 2006, the FASB issued guidance under ASC 740 “Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this guidance did not have any impact on our financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.  Going Concern

For the six months ended December 31, 2009, the Company incurred a loss of $403,593.  For the period October 22, 2004 (date of inception) through December 31, 2009, the Company incurred a cumulative net loss of $2,628,932.  At of December 31, 2009, the Company had negative working capital of $793,508, and $0 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment consists of the following:
	December 31,	June 30,
	2009	2009

Computer equipment	$9,386	$8,587
Software	3,873	3,873
	13,259	12,460
Accumulated depreciation	10,175	9,254
Property and equipment, net	$3,084	$3,206

For the three and six months ended December 31, 2009, and for the period from October 22, 2004 (inception) to cember 31, 2009, the total depreciation expense charged to operations totaled $15, $15, and $10,175, respectively.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009 and the Period from
October 22, 2004 (Date of Inception) through December 31, 2009
(Unaudited)

5.  Investments in Related Party

Equity method accounting consisted of the following as of December 31, 2009 and June 30, 2009:

Equity method investees:	Voting Ownership	Investment Cost	Equity in Earnings	December 31, 2009	June 30 2009

PowerCon Energy Systems, Inc.	20.0%	$22,500	$(997)	$21,503	$-
\
Effective October 8, 2009, the investment in PowerCon was deconsolidated pursuant to the requirements set forth in the Codification of Accounting Standards. This guidance requires that the Company record at fair value, on the date of deconsolidation, any remaining interest in the equity investment.  Accordingly, the Company has recorded its interest in PowerCon at its fair value which amounts to $22,500. The Company recognized no gain or loss on deconsolidation of its investment in PowerCon.

  6.   Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2009	2009

Accrued and deferred Salaries	$334,141	$124,167
Accrued vacation	12,618	17,835
Payroll tax liabilities	52,034	43,789
Accrued consulting	118,150	109,150
Accrued legal	50,500	45,000
Accrued payroll tax penalties	8,431	-
Accrued software training	-	20,000
Accrued commissions	-	5,790
Accrued interest	12,378	6,710
	$588,252	$372,441

7.  Related Parties Disclosures

(a) Employment Agreements

Saed (Sam) Talari

Effective August 1, 2009, the Company entered into a three-year employment agreement with Saed (Sam) Talari, one of the Company’s directors.  The agreement is automatically renewed for successive one-year periods.  The Agreement provides for (a) a base salary of $15,000 per month, (b) four weeks vacation within one year of the starting date, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. Mr. Talari waived the increase in salary for the months of August and September 2009.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009 and the Period from
October 22, 2004 (Date of Inception) through December 31, 2009
(Unaudited)

Sadruddin Currimbhoy

On October 1, 2007, the Company entered into a one-year Employment Agreement with Mr. Sadruddin Currimbhoy, our former Chief Executive Officer.  Mr. Currimbhoy had taken a leave of absence and on November 21, 2008 he resigned as Chief Executive Officer, at which time Mr. Sam Talari became Acting Chief Executive Officer of the Company.

Cristino L. Perez

On October 1, 2009, the Company entered into a new three-year employment agreement with Cristino L. Perez, one of the Company’s directors and Chief Financial Officer.  The agreement is automatically extended for successive one one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $5,000 per month ($3,000 payable in S-8 shares at Mr. Perez’ option, $2,000 deferred until December 31, 2009 or deferred until a later date, or payable in S-8 shares; (b) a  bonus as determined by the Board; (c) an option to purchase 225,000 shares of the Company common stock at $0.08 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) three weeks vacation per  year; and (e) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Malcolm F. Welch

On October 6, 2009, the Company entered into a one-year employment agreement with Malcolm F. Welch, one of the Company’s directors and Co-Chairman of the Board.  The agreement is automatically extended for successive one one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $7,000 per month ($5,000 payable in S-8 shares, $2,000 deferred until December 31, 2009, or deferred until a later date, or payable in S-8 shares ; (b) a bonus based on the level of funding the Company achieves through December 31, 2010; (c) an option to purchase 375,000 shares of the Company common stock at $0.08 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) two weeks vacation during first year, four weeks vacation thereafter, and (e) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

In November 2009, the Company issued Mr. Welch 181,818 shares of its common stock in exchange for services under his employment agreement.  Also in November 2009, the Company filed a registration statement with the Securities and Exchange Commission on Form S-8 on behalf of Mr. Welch registering 272,727 shares of common stock.

Paul J. Aiello

Effective October 19, 2009, the Company entered into a three-year employment agreement with Paul J. Aiello, the Company’s Chief Executive Officer.  The agreement is automatically extended for successive one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $14,000 per month, ($10,000 payable in S-8 shares, $4,000 deferred until December 31, 2009, or deferred until a later date, or payable in cash or in S-8 shares;  (b) a bonus based on the level of funding the Company achieves through December 31, 2010; (c) an option to purchase 750,000 shares of the Company’s common stock at $0.08 per share to be granted over  3 years based on the achievement of goals and objectives established by the Board; (d) two weeks vacation during first year, four weeks vacation thereafter, and (e) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009 and the Period from
October 22, 2004 (Date of Inception) through December 31, 2009
(Unaudited)

In November 2009, the Company issued Mr. Aiello 363,636 shares of its common stock in exchange for services under his employment agreement.  Also in November 2009, the Company filed a registration statement with the Securities and Exchange Commission on Form S-8 on behalf of Mr. Aiello, registering 545,455 shares of common stock.  Subsequent to December 31, 2009, the Company issued Mr. Aiello 800,000 shares its common stock for services under his employment agreement, 181,819 shares already registered under his Form S-8, and 618,181 under the Company’s 2009 Employees and Consultants Stock Compensation Plan.

Terisue Lander

On October 6, 2009, the Company entered into a three-year employment agreement with Terisue Lander, one of the Company’s directors and Executive Vice-President and Chief Operating Officer.  The agreement is automatically extended for successive one one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $12,000 per month ($9,000 payable in S-8 shares, $3,000 deferred until December 31, 2009, deferred until a later date, or payable in S-8 shares; (b) a $9,000 sign on bonus; (c) a bonus based on the level of funding the Company achieves through December 31, 2010; (d) an option to purchase 720,000 shares of the Company common stock at $0.08 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (e) two weeks vacation during first year, four weeks vacation thereafter, and (f) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

In October 2009, the Company issued Ms. Lander 270,000 shares of its common stock in exchange for services under her employment agreement.  Also in October 2009, the Company filed a registration statement with the Securities and Exchange Commission on Form S-8 on behalf of Ms. Lander registering the 270,000 shares of common stock.

As of December 31, 2009 and June 30, 2009, the accrued compensation under these employment agreements, and employment arrangements with other employees was $334,141 and $107,000 respectively, and accrued vacation pay for the same periods were $12,618 and 17,835 respectively.

(b) Loan from Related Parties

On September 6, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note (“Master Note”), with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  The Master Note is convertible into shares of the Company’s common stock at $.005 per share.

On October 3, 2009, the Company agreed to split a portion of the remaining balance on the Master Note into two (2) $25,000 convertible notes, with interest at the rate of 5% per annum, and convertible into shares of the Company’s common stock at 40% discount to the 5-day average bid price per share.

Since September 6, 2005, and subsequent number of conversions of a portion of the note to common stock, Mr. Talari has continued making advances to the Company on the Master Note.  At December 31, 2009 and June 30, 2009, the outstanding balance due to Mr. Talari on the Master Note is $247,775 and $51,248 respectively. In addition, the Company has accrued interest due to Mr. Talari on this loan in the amount of $2,521 and $300 at December 31, 2009 and June 30, 2009 respectively.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009 and the Period from
October 22, 2004 (Date of Inception) through December 31, 2009
(Unaudited)

During the year ended June 30, 2008, FutureWorld Energy, Inc. Infrax’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time Infrax was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At December 31, 2009 and June 30, 2009, the amount owed to FutureWorld Energy on this promissory note was $7,802 and $7,802 respectively, and has accrued interest of $345 and $31 respectively.

8.   Stock Options and Warrants

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

On October 2, 2009 the Board of Directors authorized additional shares under this plan bringing the total authorized to 5,000,000 shares of the Company's common stock to be set aside, which may be issued under the Option Plan.  As of December 31, 2009, no options have been granted thus no shares have yet been issued under the Option Plan.

10.  Stock Compensation Plan

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

On November 24, 2009, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering the 5,000,000 shares (S-8 shares) under the Stock Plan.

Under employment agreement of four employees, the Company is committed to pay a portion of the employees’ compensation in S-8 shares.  Furthermore, if upon the sale of such shares, the net proceeds received by the employee is not sufficient to cover the designated portion of the compensation, the Company would be required to issue additional S-8 shares as to allow the employee to receive net proceeds equal to the designated compensation amount.

During the quarter ended December 31, 2009, the Company issued a total of 1,308,181 shares to a consultant, and to the four employees for services rendered to the Company under their employment agreements, of which 210,000 shares were issued to one employee under the Stock Plan.  At December 31, 2009, the Company is required to issue 2,974,322 S-8 shares to these employees under their respective employment agreements.   Therefore, at December 31, 2009, there remain 4,790,000 shares available for future issuance under the Stock Plan, and  1,815,678 shares after the issuance of the required shares.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009 and the Period from
October 22, 2004 (Date of Inception) through December 31, 2009
(Unaudited)

11.  Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated through December 31, 2009 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

12.  Commitments and Contingencies

(a) Employment Agreements

Francis E. Vegliante

Effective October 6, 2009, the Company entered into a three-year employment agreement with Francis E. Vegliante as Senior Vice-President of International Sales and Services.  The agreement is automatically extended for successive one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $7,000 per month.  The first three months compensation will be non-refundable, and for all subsequent months compensation will be a refundable draw against future commissions.  The first three months compensation will be deferred until December 31, 2009, or deferred until a later date, or payable in cash or in S-8 shares at the time; (b) 10% commission on collected contract billing, limited to $300,000 during the first year of employment, (c) a bonus based on the level of funding the Company achieves through December 31, 2010; (d) an option to purchase 600,000 shares of the Company common stock at $0.08 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (e) one week vacation after six month of employment, four weeks vacation thereafter, and (f) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

David McCarthy

Effective October 6, 2009, the Company entered into a three-year employment agreement with David McCarthy as Vice-President of Corporate Development.  The agreement is automatically extended for successive one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $10,000 per month, ($7,000 payable in S-8 shares, $3,000 deferred until December 31, 2009, or deferred until a later date, or payable in cash or in S-8 shares at the time); (b) a sign on bonus equal to one month salary, (c) a bonus based on the level of funding the Company achieves through December 31, 2010; (d) an option to purchase 225,000 shares of the Company common stock at $0.08 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (e) one week vacation after six month of employment, four weeks vacation thereafter, and (f) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

During October, November and December 2009, the Company issued Mr. McCarthy 420,000 shares of its common stock in exchange for services under her employment agreement.  In October 2009, the Company filed a registration statement with the Securities and Exchange Commission on Form S-8 on behalf of Mr. McCarthy registering the 210,000 shares of his common stock.  The additional 210,000 shares were issued under the Company’s 2009 Employees and Consultants Stock Compensation Plan.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009 and the Period from
October 22, 2004 (Date of Inception) through December 31, 2009
(Unaudited)

John Verghese

Effective December 1, 2009, the Company entered into a letter agreement with John Verghese as Director of Product Development.  The letter agreement is an interim step while an employment agreement is negotiated and executed.  The terms of the employment agreement are still being negotiated.  The letter agreement provides for (a) a base salary of $3,000 per month in the form of S-8 shares, (b) an option to purchase 360,000 shares of the Company common stock at $0.05 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board.  ; (c) two weeks vacation during first year of employment, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

(b) Rental Agreement

On August 1, 2009, the Company terminated its lease agreement with Muse River Corporation, and entered into a 5-year commercial lease with Caroline DeVale, an unrelated individual, to rent approximately 1,625 square feet of executive offices and computer center in St. Petersburg, Florida at rent of $1,930 a month, including Florida sales taxes.  The future minimum rental for each of the next four years is $23,160, and for the fifth year is $13,510.

Rent expense for the three and six months ended December 31, 2009, and for the period from October 22, 2004 (date of inception) through December 31, 2009 amounted to $5,642, $11,432 and $55,876 respectively.  Rent expense for the three and six months ended December 31, 2008 amounted to $6,497 and $9,659 respectively.

13.  Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At December 31, 2009 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009 and the Period from
October 22, 2004 (Date of Inception) through December 31, 2009
(Unaudited)

14.  Subsequent Events

(a) Issuance of Common Stock

On January 15, 2010, the Company agreed to issue Mr. Sam Talari 1,500,000 shares of the Company’s common in exchange for the cancellation of $45,000 of accrued salary owed to Mr. Sam Talari.  The number of shares issued was determined based on the market price of $.03 per share on January 15, 2010. The Board agreed to issue these shares from shares previously authorized under the Company’s 2009 Employees and Consultants Stock Compensation Plan.

On January 11, 2010 and February 10, 2010, the Company issued John Verghese, one of its non-executive employees 120,000 and 107,143 shares respectively, of the Company’s common stock in exchange for services under the employee’s employment agreement.

On January 11, 2010 and February 10, 2010, the Company issued Paul J. Aiello, the Company’s CEO 800,000 and 357,143 shares respectively, of the Company’s common stock in exchange for services under the employee’s employment agreement.  These shares were issued from shares available under the Company’s 2009 Employees and Consultants Stock Compensation Plan.

(b) Note Assignment and Stock Conversion

On January 27, 2010, Mr. Sam Talari assigned one of the $25,000 convertible promissory notes owed to him by the Company to Eventus Capital, Inc., an unrelated entity.  On February 3, 2010, the Company agreed to convert the promissory note assigned to Eventus Capital into 1,860,119 shares of the Company’s common stock at a conversion price of $.01344 per share.

(c) Employment Agreement

Effective February 1, 2009, the Company entered into a letter agreement with S. Kahn as Manager of Product Development.  The letter agreement is an interim step while an employment agreement is negotiated and executed.  The terms of the employment agreement are still being negotiated.  The letter agreement provides for (a) a base salary of $1,500 per month deferred for 90 days or payable in the form of S-8 shares or cash thereafter, (b) an option to purchase 450,000 shares of the Company common stock at $0.03 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board.

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

Name Changes

Effective December 2, 2009, with the majority shareholder’s approval, the name of the Company was changed from OptiCon Systems, Inc. to Infrax Systems, Inc.

Changes in Management

On October 5, 2009, Paul D. Lisenby, one of our directors resigned, and on the same date Terisue Lander was elected as a director, Executive Vice-President and Chief Operating Officer, and Malcolm F. Welch was elected as a director and Co-Chairman of the Board.

On October 16, 2009, the Board of Directors approved the appointment of Paul J. Aiello to serve as our Chief Executive Officer and as a board member effective October 19, 2009.  Effective on October 19, 2009, Saed (Sam) Talari resigned as our Acting Chief Executive Officer.

On November 30, 209, the Board of Directors approved Terisue Lander’s change in position with the Company from Executive Vice-President and Chief Operating Officer to Executive Vice-President of Business Development to be more in line with Ms. Lander’ role within the Company.

On January 3, 2010 during the Company’s annual meeting of its shareholders, the following directors were appointed for the following year:  Paul J. Aiello, Malcolm F. Welch, Saed (Sam) Talari, and Cristino L. Perez.  Ms. Terisue Lander was not re-elected to the Board.  On January 25, 2010 Ms. Lander resigned her position with the Company.

Deconsolidation of a Subsidiary

On August 12, 2009, PowerCon Energy Systems, Inc. (“PowerCon”) became a wholly owned subsidiary of the Company by the issuance of 3,000,000 shares to the Company in exchange for the rights to the R4PC software architecture limited to the power industry.  On October 8, 2009, PowerCon issued 16,000,000 shares of its stock to Saed (Sam) Talari in exchange for a promissory note.  At that time, PowerCon ceased being a wholly owned subsidiary.  The accounts of the Company have been adjusted to reflect the effect of deconsolidating PowerCon.

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

Our critical accounting policies include:

•
Principals of Consolidation -The consolidated financial statements include the accounts and operations of the Infrax Systems, Inc., and its wholly owned subsidiary Infrax Systems SA (Pty) Ltd. (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and intercompany transactions have been eliminated.

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

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events” which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance was effective for interim periods which ended after June 15, 2009. See Note 1, “Basis of Presentation,” for disclosure of the date to which subsequent events are disclosed.

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard did not have a material impact on the financial statements.

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

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the six months ended December 31, 2009.

In December 2007, the FASB issued guidance under ASC 810 “Consolidation”.  This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders’ equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this guidance beginning July 1, 2009. We do not have Variable Interest Entities consolidated in our financial statements.  We have disclosed a non-controlling interest on our financial statements.

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

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $0 in cash at December 31, 2009, and $247,775 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements.  Our management believes our cash and credit line, and revenue from the sale of our products will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan.

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

We are also exploring the opportunities to create joint ventures, agencies or other business relationships  and are in discussion with local and regionally based companies in emerging markets with existing relationships with the key decision makers in these foreign markets, that would be willing establish strategic relationships in those markets and establishing their own Network Operating Centers to increase our visibility and support our customers in those markets.  We are considering establishing this concept as our business model for countries in these emerging markets.

Product Research and Development

The Opticon software was originally designed for two distinct applications, one for the telecommunications industry (R4) and the other for the power industry (R4PC).  The Company transferred the R4PC to PowerCon Energy Systems, Inc., in exchange for 3,000,000 shares of that company’s common stock, while the R4 remained with us. We estimated that our OptiCon R4 software system is approximately seventy-five percent complete.  We have not done any significant development on the R4.  The development of the R4 requires significant funding, and that process cannot be implemented until such time as the we obtain adequate funding. We have budgeted $2.2 million to complete the development of the R4 system.  We do not have financial or other resources to undertake this development.  Without additional funding sufficient to cover this budgeted amount, we will not have the resources to conduct this development.

We anticipate that as funding is received, of which there is no assurance, we will begin hiring the appropriate technical staff that would be able to handle support requirements for this market segment. We anticipate a need for up to forty-four employees by the end of the first year of full operation after funding. The number of employees we hire during the next twelve months will depend upon the level of funding and sales achieved.

Funding

To support our activities and provide the initial sales and support for entry into the large service provider marketplace, which consist of the national cable companies, we will require an initial investment of approximately $5 million. We expect this level of funding to carry us into the marketplace for  IOCs,  ILECs and  RBOCs, as well as offer services to existing users of the R3 system, and provide the capital necessary to complete the development of our OptiCon R4 system, our next generation product.  The graph below depicts the areas of development, assuming attainment of different level of funding.

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

Results of  Operations

For the six months ended December 31, 2009 and 2008:

During the six month  period ended December 31, 2009, we made our first sale and installation of the Opticon Network Manager to BalsamWest FiberNET, a regional provider of broadband services in the Mid Atlantic region, in the amount of $1,995, after substantial discounts.  BalsamWest has agreed to allow us to show other potential customers their real time operation of our software.

For the six months ended December 31, 2009, we incurred a net loss of $403,593 compared to a loss of $296,200 for the six months ended December 31, 2008 an increase of 36%, reflecting primarily the hiring a new managing team, including a CEO, Executive Vice-President of Business Development, a Senior Vice-President of International Sales, a Director of Product Development and others.

For the six months ended December 31, 2009 compared to December 31, 2008 salaries and benefits increased from $45,231 to $251,942 reflecting new employment agreements our new management team and other employees hired during the period.  For the same period legal and accounting decreased from $40,000 to $26,000 reflecting a decrease in legal services provided by our outside counsel, and other cost cutting measures.  For the same period, consulting expenses decreased from $190,700 to $41,540, reflecting the termination of the agreement with an independent consultant who was assisting us with the marketing of our R3 software system in the U.S.  For the period December 31, 2008 compared to the same period in 2009, our travel and entertainment expenses increased from $2,357 to $15,160 reflecting the increase activity of our management team.  For the same period, taxes and licenses increased from 6,219 to $17,140 reflecting an increase in salary based with the hiring of the new management team.  Also for the same period, rent expense decreased from $22,459 to $11,432 reflecting the cancellation of our offices in California and moving our officer to the new corporate offices in St. Petersburg, Florida.

For the three months ended December 31, 2009 and 2008:

For the three months ended December 31, 2009, we incurred a net loss of $296,961 compared to a loss of $145,269 for the three months ended December 31, 2008 an increase of 104%, reflecting primarily the hiring a new managing team, including a CEO, Executive Vice-President of Business Development, a Senior Vice-President of International Sales, a Director of Product Development and others at the beginning of October 2009.

For the three months ended December 31, 2009 compared to December 31, 2008 salaries and benefits increased from $22,616 to $227,327 reflecting new employment agreements our new management team and other employees hired during the period.  For the same period legal and accounting decreased from $25,000 to $3,500 reflecting a decrease in legal services provided by our outside counsel, and other cost cutting measures.  For the same period, consulting expenses decreased from $79,533 to $5,388, reflecting the termination of the agreement with an independent consultant who was assisting us with the marketing of our R3 software system in the U.S.  For the three months December 31, 2008 compared to the same period in 2009, our travel and entertainment expenses increased from $4,431 to $10,729 reflecting the increase activity of our management team.  For the same period, taxes and licenses increased from $622 to $16,618 reflecting an increase in salary based with the hiring of the new management team.  Also for the same period, rent expense increased slightly from $5,642 to $5,790 reflecting the cancellation of our offices in California and moving our officer to the new corporate offices in St. Petersburg, Florida.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had $0 cash with which to satisfy our cash requirements for the next twelve months, along with $247,775 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.  On September 6, 2005, we obtained a loan commitment from Mr. Saed (Sam)Talari, one of our directors and controlling person in the amount of $350,000 evidenced by a master promissory note, due on demand, with interest at the rate of 5% per annum.  Since its inception, Mr. Talari has continued to advance funds to us as we needed them.

Mr. Talari remains committed to continue funding the Company, so that after the conversions of the outstanding amount on the note and accrued interest to our common stock, we effectively have $247,775 of the master promissory note available to us on an as needed basis.  During the three and six months ended December 31, 2009, Mr. Talari made advances to us or paid expenses on our behalf under this master promissory note in the amount of $34,034 and $100,977.  At December 31, 2009, we owe Mr. Talari a total of $152,2225 which is comprised of $102,225 on the master promissory note, , and  $50,000 on two $25,000 convertible promissory notes, and accrued interest of $2,521. On October 3, 2009, Mr. Talari assigned one of the notes to Eventus Capital, Inc., an unrelated entity, for business unrelated to the Company. Subsequent to the end of the year, Eventus Capital converted the $25,000 note into 1,860,119 shares of the Company’s common stock.

Beginning in October 2009, we entered into employment agreements with our new CEO, our Executive Vice-President of Business Development, our Senior Vice-President of International Sales, our Director of Product Development, our CFO and others.   All of the agreements contain provisions to defer a portion of the compensation and for the employee to accept our shares in lieu of cash for a period of time, to allow our to raise funding for operations.  Most of these shares were registered to allow the employees to receive some cash from the sale of the shares in the market place.  We believe our strategy has allowed us to attract top notch talent, and will allow us to retain them using very little cash.

On August 1, 2009, we terminated its lease agreement with Muse River Corporation, and entered into a 5-year commercial lease with Caroline DeVale, an unrelated individual, to rent approximately 1,625 square feet of executive offices and computer center in St. Petersburg, Florida at a rent of $1,930 a month.

At December 31, 2009, we had no other contractual obligation or material commercial commitments for capital expenditures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of December 31, 2009, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect this control.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our unregistered sales of securities during the three months ended December 31, 2009.

Date	Title of Security	Amount	Purchaser	Price	Exemption

2009	Common stock	72,727	Jacques Laurin (1)	Services	Section 4(2)

 (1) Issued to one of our consultants in exchange for services under a consulting arrangement for services during the quarter ended December 31, 2009.

We did not pay and no one acting on our behalf or to our knowledge paid any commissions or other compensation with respect to the sale of the shares listed in the tables above.  A legend was placed on the certificate that has been issued to Mr. Laurin, prohibiting public resale of the shares, except subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or in compliance with Rule 144. We claim exemption from the registration requirement of the Act by reason of Section 4(2) of the Act and the rules and regulations there under, on grounds that the referenced sale listed above involve does not involve a public offering within the meaning of the Act. Furthermore, although the value of the shares we have issued and agreed to issue is uncertain, we believe we may also rely on Rule 504 under Regulation D as an exemption from registration.

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.

Change in Company Name:

Effective December 2, 2009 the name the name of the Company was changed from OptiCon Systems, Inc. to Infrax Systems, Inc.  This action was presented to and approved by the majority shareholder in writing and without a meeting in lieu of a special meeting of the shareholders.

The action was approved by vote of the majority shareholder, Saed (Sam) Talari representing 114,000,000 shares or 82.0% of the issued and outstanding shares of the Company.

Election of Directors:

On January 2, 2010 by vote of the majority shareholder in writing and without a meeting in lieu of the annual meeting of shareholders, the following individuals were elected directors for the ensuing year, or until their resignation or removal:

Malcolm F. Welch – Co-Chairman
Saed (Sam) Talari – Co-Chairman
Paul J. Aiello
Cristino L. Perez

The action was approved by vote of the majority shareholder, Saed (Sam) Talari representing 117,949,232 shares or 83.51% of the issued and outstanding shares of the Company.

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

Infrax Systems, Inc. (Registrant)

Date: February 19, 2010	By: /s/ Paul J. Aiello
Paul J. Aiello
Principal Executive Officer

Date: February 19, 2010	By: /s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial & Accounting Officer