Form 10-Q
period 2010-03-31
OPTICON SYSTEMS
filed 2010-05-24
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           March 31, 2010 (Third Quarter)

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________to ________________

COMMISSION FILE NUMBER 000-52488

INFRAX SYSTEMS, INC.
(Exact name of Registrant as specified in charter)

NEVADA	20-2583185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6365 53rd Street N, Pinellas Park, FL 33781
(Address of principal executive offices) (ZIP Code)

813-841-0407
(Registrant's telephone no., including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐  No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2010 was 155,711,855 shares.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2010 and 2009, and for the Period from October 22, 2004 (inception) to March 31, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009, and for the Period from October 22, 2004 (inception) to March 31, 2010 (unaudited)	6

	Condensed Consolidated Notes to Financial Statements (unaudited)	7

Item 2	Management's Discussion and Analysis or Plan of Operation	21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4	Controls and Procedures	27

Item 4 T	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 4	Removed and Reserved	28

Item 5	Other Information	28

Item 6	Exhibits	29

Signatures		29

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to Infrax Systems, Inc. (referred to as the “Company” or “we”, “us” or “our” in this Form 10-Q), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$-	$1,996
Accounts receivable, net	-	49,215
Loan receivable from affiliate	580	-
Deferred contract costs	-	26,696
Prepaid expenses	2,756	2,000
Total current assets	3,336	79,907

Property and equipment, net	2,623	3,206
Intangible assets, net	190,612	212,206
Investment in affiliate	16,803	-
Deposits	5,308	-

Total assets	$218,682	$295,319

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$5,428	$-
Accounts payable	53,402	27,835
Deferred revenue	-	49,215
Accrued expenses	630,147	372,441
Note payable	6,000	6,000
Loan and note payable – related parties	152,577	59,050
Total current liabilities	847,553	514,541

Stockholders’ deficit
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued; 5,000,000 designated Series A Convertible; 10,000,000 designated Series B Convertible	-	-
Common stock, $.001 par value, 250,000,000 shares authorized, 155,061,855
and 139,874,296 shares issued and outstanding	155,062	139,874
Additional paid-in capital	2,140,980	1,866,593
Subscription (receivable) payable	59,650	(350)
Deficit accumulated during the development stage	(2,984,562)	(2,225,339)
Total stockholders’ deficit	(628,870)	(219,222)
Total liabilities and stockholders' deficit	$218,682	$295,319

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					For Period from
					October 22, 2004
	For the Nine Months Ended		For the Three Months Ended		(inception) to
	March 31,		March 31		March 31,
	2010	2009	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,995	$-	$-	$-	$1,995
Cost of goods sold	-	-	-	-	-
Gross profit	1,995	-	-	-	1,995

Operating expenses
Salaries and benefits	411,003	67,846	159,061	22,615	1,966,583
Consulting services	177,212	202,700	135,671	12,000	595,710
Other general and administrative	117,031	24,985	37,277	9,324	288,012
Allocable software costs	-	-	-	-	(115,111)
Legal and accounting	41,631	50,000	15,631	10,000	194,994
Total operating expenses	746,877	345,531	347,640	53,939	2,930,188

Operating loss	(744,882)	(345,531)	(347,640)	(53,939)	(2,928,193)

Non operating income (expense)
Interest expense	(8,644)	(9,012)	(3,290)	(4,404)	(50,874)
Equity in losses of investee	(5,697)	-	(4,700)	-	(5,697)
Miscellaneous income	-	-	-	-	202
	(14,341)	(9,012)	(7,990)	(4,404)	(56,369)
Net loss	$(759,223)	$(354,543)	$(355,630)	$(58,343)	$(2,984,562)

Net loss per common share:
Basic	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic	142,107,957	77,544,852	145,938,728	89,558,726
Diluted	142,107,957	77,544,852	145,938,728	89,558,726

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For Period from
			October 22, 2004
	Nine Months Ended		(inception)
	March 31,		March 31,
	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(759,223)	$(354,543)	$(2,984,562)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	477	2,516	10,636
Issuance of common stock in exchange for services	251,908	86,000	438,196
Equity loss of investee	5,697	-	5,697

Change in working capital components:
Accounts receivable	49,215	(49,215)	-
Prepaid expenses	(759)	9,600	(2,759)
Deferred contract costs	26,696	(26,696)	-
Other assets	(580)	-	(580)
Bank overdraft	5,428	(5,575)	5,428
Accounts payable	25,567	16,279	53,402
Accrued expenses	305,373	237,160	2,019,795
Deferred revenue	(49,215)	49,215	-
Net cash (used) in operating activities	(139,416)	(35,259)	(454,747)

Cash Flows From Investing Activities
Purchase of property and equipment	(799)	-	(8,259)
Capitalization of software development costs	-	-	(113,111)
Cash paid for deposits	(5,308)	625	(5,308)
Net cash (used) in investing activities	(6,107)	625	(126,678)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	350
Proceeds from loan payable	-	-	12,000
Repayment of loan payable	-	-	(6,000)
Loan payable – related parties	143,527	34,634	575,075
Net cash provided from investing activities	143,527	34,634	581,425
Net increase (decrease) in cash and cash equivalents	(1,996)	-	(0)

Cash And Cash Equivalents
Beginning of year	1,996	-	-
End of year	$-	$-	$-

Supplemental Disclosures on nterest and
Income Taxes Paid:
Interest paid for the period	$-	$-	$-
Income taxes paid for the period	$-	$-	$-

Supplemental Scheduleof Noncash Investing
And Financing Activities:
Issuance of common stock in exchange for debenture and accrued interest	$45,000	$421,652	$716,651
Issuance of common stock in exchage for accounts payable	$-	$5,850	$5,850
Issuance of common stock for software and other assets	$-	$-	$105,000
Investment in affiliate by trasfer of software	$22,500	$-	$22,500
Sale of stock subscription	$-	$-	$350
Conversion of convertible debentures into common stock	$50,000	$-	$50,000

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

1. Background and History of the Company

(a)  History of the Company

Effective December 2, 2009, the Board of Directors approved and filed Amended Articles of Incorporation in order to change the Company name from OptiCon Systems, Inc. to Infrax Systems, Inc.

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

FutureWorld Energy, Inc. (“FutureWorld”), Infrax’s former parent company, announced its intention to spin off Infrax through the payment of a stock dividend.  In connection with the proposed spin off, Infrax’s board of directors approved a stock dividend of 99,118 shares to FutureWorld, its sole shareholder.  On August 31, 2007, FutureWorld paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Infrax’s stock for every two shares they own of FutureWorld.  As of that date, Infrax Systems ceased being a subsidiary of FutureWorld.

On August 11, 2009, the Company organized Infrax Systems SA (Pty) Ltd., a South African company, as a wholly owned subsidiary.  On August 12, 2009, the Company organized PowerCon Energy Systems, Inc., a Nevada corporation, as a wholly owned subsidiary, and on October 8, 2009, PowerCon issued Mr. Sam Talari, one of the Company’s directors, majority shares in PowerCon, at which time PowerCon ceased being a wholly owed subsidiary. Effective October 8, 2009, the investment in PowerCon was deconsolidated pursuant to the requirements set forth in the Codification of Accounting Standards, and its investment in PowerCon recorded as an equity investment.

On December 19, 2009, the Company acquired a 40% interest in American Made Power Company (AMPCO), a Delaware corporation. in exchange for organization efforts.  The Company’s investment in AMPCO is recorded as an equity investment.

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

2.  Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated balance sheet as of March 31, 2010, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of results expected for the full year ending June 30, 2010.  In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2010, and the results of operations and changes in cash flows for all periods presented, have been made.  These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on October 5, 2009.

 (b) Principles of Consolidation

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

(c) Deconsolidation of a Subsidiary

On August 12, 2009, the Company organized PowerCon Energy Systems, Inc., a Nevada corporation, as a wholly owned subsidiary with the transfer of the R-4PC software architecture in exchange for 3,000,000 shares of PowerCon’s common stock.  On October 8, 2009, PowerCon issued Mr. Sam Talari, one of the Company’s directors, 16,000,000 shares of PowerCon in connection with a private placement, at which time PowerCon ceased being a wholly owed subsidiary.

(d) Use of Estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

(e) Loss per Share

Basic EPS is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

Based on an estimated current value of the Company’s stock being equal to or less than the exercise price of the warrants, none of the shares assumed issued upon conversion of the warrants, nor any of the stock assumed issued under the Company's 2004 Non-statutory Stock Option Plan, or its 2009 Employees and Consultants Stock Incentive Plan are included in the computation of fully diluted loss per share, since their inclusion would be anti-dilutive.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

(f) Revenue Recognition

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

Revenue associated with software sales to distributors is recognized, net of discounts, when the Company has performed substantially all its obligations under the arrangement.  Until such time as substantially all obligations under the arrangement are met, software sales are recognized as deferred revenue.  Costs and expenses associated with deferred revenue are also deferred.  When a software sales arrangement includes a commitment to provide training, services or materials, the Company estimates and records the expected costs of the training, services or materials and ratably recognizes the revenue as service is provided.

(g) Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

●	Cash and Cash Equivalents, Accounts Receivable, Loan from Related Party, Prepaid Expenses, Bank Overdraft, Accounts Payable, and Accrued Expenses :
The carrying amount reported in the balance sheets for these items approximates fair value because of the short maturity of these instruments.

●	Notes Payable and Loans and Notes Payable to Related Parties:

The carrying value of notes payable and loans and notes payable to related parties approximates fair value as each of the notes payable carries an interest rate commensurate with commercial borrowing rates available to the Company.

As of March 31, 2010 and June 30, 2009, the fair values of the Company’s financial instruments approximate their historical carrying amount.

(h) Long-Lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses are recognized, based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

Property and equipment is stated at historical cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-5 years).   Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at March 31, 2010.

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

We did not recognize any impairment losses for any periods presented.

(i) Stock Based Compensation

The Company issues common stock to consultants and employees for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized employment and consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the periods presented were issued to consultants and employees for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.

(j) Impact of Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In January 2010, the FASB issued authoritative guidance, Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). Currently, the Company does not have any assets or liabilities that are subject to this guidance. The guidance became effective for the Company on January 1, 2010, but did not have an impact on the Company’s results of operation or financial position.

In February 2010, the FASB issued authoritative guidance on subsequent events. The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company’s results of operations or financial position.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

3.  Going Concern

For the nine months ended March 31, 2010, the Company incurred a loss of $759,223.  For the period from October 22, 2004 (date of inception) through March 31, 2010, the Company incurred a cumulative net loss of $2,984,562.  As of March 31, 2010, the Company had negative working capital of $844,217, and $0 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.  Property and Equipment

Property and equipment consists of the following:

	March 31,	June 30,
	2010	2009

Computer equipment	$9,386	$8,587
Software	3,873	3,873
	13,259	12,460
Accumulated depreciation	10,636	9,254
Net	$2,623	$3,206

 For the three and nine months ended March 31, 2010, and for the period from October 22, 2004 (inception) to March 31, 2010, the total depreciation expense charged to operations totaled $461, $1,382, and $10,636, respectively.

5.  Investments in Affiliate
Equity method accounting consisted of the following as of March 31, 2010 and June 30, 2009:

Equity method investees:	Voting Ownership	Investment Cost	Equity in Earnings	March 31, 2010	June 30, 2009

PowerCon Energy Systems, Inc.	13.9%	$22,500	$(5,697)	$ 16,803	$-

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

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

Infrax and PowerCon have common management.

 6.   Accrued Expenses

Accrued expenses consist of the following:
	March 31,	June 30,
	2010	2009

Accrued and Deferred Salaries	$354,178	$124,167
Accrued Vacation	21,066	17,835
Payroll Tax Liabilities	65,292	43,789
Accrued Consulting	119,118	109,150
Accrued Legal	47,000	45,000
Accrued Payroll Tax Penalties	8,799	-
Accrued Software Training	-	20,000
Accrued Commissions	-	5,790
Accrued Interest	14,694	6,710
	$630,147	$372,441

7.  Related Parties Disclosures

 (a) Loan from Related Parties

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

On October 3, 2009, the Company agreed to split a portion of the remaining balance on the Master Note into two (2) $25,000 convertible notes, with interest at the rate of 5% per annum, and convertible into shares of the Company’s common stock at 40% discount to the 5-day average bid price per share.  Mr. Talari assigned these notes to Eventus Capital, Inc., an unrelated company, for business unrelated to the Company.  On February 9, 2010 and March 25, 2010 respectively, the Company agreed to the conversion of these notes by Eventus Capital into 1,860,119 and 5,000,000 shares respectively of the Company’s restricted common stock.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

Since September 6, 2005, and subsequent number of conversions of a portion of the note to common stock, Mr. Talari has continued making advances to the Company on the Master Note.  At March 31, 2010 and June 30, 2009, the outstanding balance due to Mr. Talari on the Master Note is $144,774 and $51,248 respectively. In addition, the Company has accrued interest due to Mr. Talari on this loan in the amount of $3,214 and $300 at March 31, 2010 and June 30, 2009 respectively. There is $205, 226 available to the Company on this line of credit.

During the year ended June 30, 2008, FutureWorld Energy, Inc., Infrax’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time Infrax was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At March 31, 2010 and June 30, 2009, the amount owed to FutureWorld Energy on this promissory note was $7,802 and $7,802 respectively, and has accrued interest of $499 and $31 respectively.

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

On October 2, 2009 the Board of Directors authorized additional shares under this plan bringing the total authorized to 5,000,000 shares of the Company's common stock to be set aside, which may be issued under the Option Plan.  As of March 31, 2010, no options have been granted thus no shares have yet been issued under the Option Plan.

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

11.  Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2010 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

12. Preferred Shares

The Company is authorized to issue up to 50,000,000 shares of preferred shares, $.001 par value.  On March 24, 2010, the Company’s Board of Directors designated 5,000,000 shares of the preferred shares as Series A Convertible Preferred Stock and 10,000,000 shares of were designated as Series B Convertible Preferred Stock

Series A Convertible Preferred stock will be convertible into 50 shares of the Company's common stock and each share of the Series A Convertible Preferred stock has voting rights equal to 50 votes.  No preferred share, series A have been issued as of March 31, 2010.

Series B Convertible Preferred Stock will be convertible into 20 shares of the Company's common stock, and each share will be voting as though converted to common stock. No preferred share, series B have been issued as of March 31, 2010.

13.  Commitments and Contingencies

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

On January 15, 2010, the Company agreed to issue Mr. Talari 1,500,000 shares of the Company’s common stock in exchange for the cancellation of $45,000 of accrued salary owed to Mr. Talari.  The number of shares issued was determined based on the market price of $.03 per share on January 15, 2010.  The Board agreed to issue these shares from shares previously authorized under the Company’s 2009 Employees and Consultants Stock Compensation Plan.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

Cristino L. Perez

On October 1, 2009, the Company entered into a new three-year employment agreement with Cristino L. Perez, one of the Company’s directors and Chief Financial Officer.  The agreement is automatically extended for successive one one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $5,000 per month ($3,000 payable in S-8 shares at Mr. Perez’ option, $2,000 deferred until December 31, 2009 or deferred until a later date, or payable in S-8 shares at the time); (b) a  bonus as determined by the Board; (c) an option to purchase 225,000 shares of the Company common stock at $0.08 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) three weeks vacation per  year; and (e) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Malcolm F. Welch

On October 6, 2009, the Company entered into a one-year employment agreement with Malcolm F. Welch, one of the Company’s directors and Co-Chairman of the Board.  The agreement is automatically extended for successive one one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $7,000 per month ($5,000 payable in S-8 shares, $2,000 deferred until December 31, 2009, or deferred until a later date, or payable in S-8 shares at the time); (b) a bonus based on the level of funding the Company achieves through December 31, 2010; (c) an option to purchase 375,000 shares of the Company common stock at $0.08 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) two weeks vacation during first year, four weeks vacation thereafter, and (e) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Effective January 1, 2010, Mr. Welch’s employment agreement was amended.  The Amended Agreement provides for (a) a base salary of $2,000 per month; (b) eligibility to receive 375,000 shares of the Company’s common stock based on the employee’s achievement of goals and objectives approved by the Board; (c) an option to purchase 375,000 shares of the Company common stock at $0.025 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) a bonus based on the level of funding the Company achieves through December 31, 2010; (e) two weeks vacation during first year of employment; and (f) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

In November 2009, the Company issued Mr. Welch 181,818 shares of its common stock in exchange for services under his employment agreement.  Also in November 2009, the Company filed a registration statement with the Securities and Exchange Commission on Form S-8 on behalf of Mr. Welch registering 272,727 shares of common stock.

Paul J. Aiello

Effective October 19, 2009, the Company entered into a three-year employment agreement with Paul J. Aiello, the Company’s Chief Executive Officer.  The agreement is automatically extended for successive one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $14,000 per month, ($10,000 payable in S-8 shares, $4,000 deferred until December 31, 2009, or deferred until a later date, or payable in cash or in S-8 shares at the time); (b) a bonus based on the level of funding the Company achieves through December 31, 2010; (c) an option to purchase 750,000 shares of the Company common stock at $0.08 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) two weeks vacation during first year, four weeks vacation thereafter, and (e) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

Effective January 1, 2010, Mr. Aiello’s employment agreement was amended. The Amended Agreement provides for (a) a base salary of $12,000 per month; (b) eligibility to receive 1,200,000 shares of the Company’s common stock based on the employee’s achievement of goals and objectives approved by the Board; (c) an option to purchase 15,000,000 shares of the Company common stock at $0.02 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) a bonus based on the level of funding the Company achieves through December 31, 2010; (e) a sign on bonus of $10,000 payable in S-8 shares; (f) two weeks vacation during first year, four weeks thereafter; and (g) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

In November 2009, the Company issued Mr. Aiello 363,636 shares of its common stock in exchange for services under his employment agreement.  Also in November 2009, the Company filed a registration statement with the Securities and Exchange Commission on Form S-8 on behalf of Mr. Aiello, registering 545,455 shares of common stock.  Subsequent to December 31, 2009, the Company issued Mr. Aiello 1,633,334 shares its common stock for services under his employment agreement.

Terisue Lander

On October 6, 2009, the Company entered into a three-year employment agreement with Terisue Lander, one of the Company’s directors and Executive Vice-President and Chief Operating Officer.  The agreement is automatically extended for successive one one-year periods, unless previously terminated.  The Agreement provides for (a) a base salary of $12,000 per month, $9,000 payable in S-8 shares, $3,000 deferred until December 31, 2009, deferred until a later date, or payable in S-8 shares at the time); (b) a $9,000 sign on bonus; (c) a bonus based on the level of funding the Company achieves through December 31, 2010; (d) an option to purchase 720,000 shares of the Company common stock at $0.08 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (e) two weeks vacation during first year, four weeks vacation thereafter, and (f) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

In October 2009, the Company issued Ms. Lander 270,000 shares of its common stock in exchange for services under her employment agreement.  Also in October 2009, the Company filed a registration statement with the Securities and Exchange Commission on Form S-8 on behalf of Ms. Lander registering the 270,000 shares of common stock.

Ms. Lander resigned her position with the Company on January 25, 2010 and thus the employment agreement terminated.  The Company is negotiating a settlement agreement with Ms. Lander.

As of March 31, 2010 and June 30, 2009, the accrued compensation under these employment agreements, and employment arrangements with other employees was $354,178 and $107,000 respectively, and accrued vacation pay for the same periods were $21,066 and 17,835 respectively.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

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

Mr. McCarthy resigned his position with the Company on January 22, 2010 and thus the employment agreement terminated under mutual consent of the parties.  The Company is negotiating a settlement agreement with Mr. McCarthy.

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
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

Effective Janauary 1, 2010, formalized the employment arrangement with Mr. Verghese, by terminating the employment arrangement, and entering into a formal employment agreement.  The Agreement provides for (a) a base salary of $6,500 per month in the form of S-8 shares; (b) eligibility to receive 375,000 shares of the Company’s common stock based on the employee’s achievement of goals and objectives approved by the Board; (c) an option to purchase 360,000 shares of the Company common stock at $0.025 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) a bonus based on the level of funding the Company achieves through December 31, 2010; (e) two weeks vacation during first year of employment; and (f) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

A.S. Kahn

Effective February 1, 2010, the Company entered into a letter agreement with A.S. Kahn as Manager, Product Development.  The letter agreement is an interim step while an employment agreement is negotiated and executed.  The terms of the employment agreement are still being negotiated.  The letter agreement provides for (a) a base salary of $1,500 per month deferred until such time as the Company obtains funding; (b) an option to purchase 450,000 shares of the Company common stock at $0.03 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; and (c) other vacation and other benefits as may be made available to the Company’s management employees.

Under employment agreement of two current employees, the Company is committed to pay a portion of the employees’ compensation through December 31, 2009 in S-8 shares.  Furthermore, if upon the sale of such shares, the net proceeds received by the employee is not sufficient to cover the designated portion of the compensation, the Company would be required to issue additional S-8 shares as to allow the employee to receive net proceeds equal to the designated compensation amount.

During the quarter ended March 31, 2010, the Company issued a total of 6,827,440 shares to consultants and employees for services rendered to the Company under their employment agreements, of which 3,367,440 shares were issued to employees under the Stock Plan.  At March 31, 2010, the Company is required to issue 1,586,066 additional S-8 shares to these employees under their respective employment agreements.   Therefore, at March 31, 2010, there remain 1,008,485 shares available for future issuance under the Stock Plan.  The Company has authorized additional 5,000,000 shares under the Stock Plan and plans to file another registration for these shares.

(b) Rental Agreement

On August 1, 2009, the Company terminated its lease agreement with Muse River Corporation, and entered into a 5-year commercial lease with Caroline DeVale, an unrelated individual, to rent approximately 1,625 square feet of executive offices and computer center in St. Petersburg, Florida at rent of $1,930 a month, including Florida sales taxes.  This rental agreement had an option to terminate the lease with notification, without recourse.  The Company exercised this option and subsequent to March 31, 2010.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

On March 11, 2010, the Company entered into a lease with Dustin Secor, an unrelated party for executive offices and computer center in Pinellas Park, Florida. The lease is for a three year period, commencing May 2010, with option to terminate the lease after one year, upon adequate notification (90 days).  Base rent is $2,756 per month, with annual cost increases.  The future annual minimum rental for each of the next three years is $33,075, subject to 4% increases per year.

Rent expense for the three and nine months ended March 31, 2010, and for the period from October 22, 2004 (date of inception) through March 31, 2010 amounted to $5,790, $17,222 and $61,666 respectively.  Rent expense for the three and nine months ended March 31, 2009 amounted to $6,800 and $16,459, respectively.

(c) Consulting Agreement

On March 17, 2010, the Company entered into a consulting agreement with Mirador Consulting, Inc., an unrelated company, to provide management consulting services, business advisory services, stockholders information and public relations.  The agreement is for 6 months, and requires the Company to pay Mirador $2,000 per month, deferred until such time as the Company secures qualified financing of $500,000 or more, 6,000,000 million shares of restricted stock, 3 million of which were issued upon executing the agreement and the remaining 3 million to be issued by June 15, 2010.  Additionally, the agreement provides for a finders fee of 3% of the total amount of a funding event, defined as sales of securities private or publicly, merger or acquisitions or any other business resulting from services provided by Mirador.

14.   Changes in Management

On October 5, 2009, Paul D. Lisenby, one of the Company’s directors resigned, and on the same date Terisue Lander was elected as a director, Executive Vice-President and Malcolm F. Welch was elected as a director and Co-Chairman of the Board.

On October 16, 2009, the Board of Directors approved the appointment of Paul J. Aiello to serve as Chief Executive Officer of the Company and as a board member effective October 19, 2009.  Effective on October 19, 2009, Saed (Sam) Talari resigned as Acting Chief Executive Officer of the Company.

On November 30, 2009, the Board of Directors approved Terisue Lander’s change in position with the Company from Executive Vice-President and Chief Operating Officer to Executive Vice-President of Business Development to be more in line with Ms. Lander’ role within the Company.   On January 25, 2010 Ms. Lander resigned her position with the Company.

On January 3, 2010 during the Company’s annual meeting of its shareholders, the following directors were appointed for the following year:  Paul J. Aiello, Malcolm F. Welch, Saed (Sam) Talari, and Cristino L. Perez.  Ms. Terisue Lander was not re-elected to the Board.

15.  Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At March 31, 2010 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010 and the Period from
October 22, 2004 (Date of Inception) through March 31, 2010
(Unaudited)

16.  Subsequent Events

(a)  Binding Letter of Intent

The Company issued a binding letter of intent (“BLOI”) to purchase Trimax Wireless, Inc.’s assets for an amount approximating $10,000,000 of combined cash and stock.  Additionally, the BLOI has provisions for Trimax’s employees to enter into a royalty component of an employee agreement, whereby the attainment of defined revenue milestones would entitle the employees to bonus provisions.  Several contingencies exist for the completion of this acquisition, including the Company performing its due diligence regarding the assets and any liabilities that may arise from the acquisition of assets of Trimax, and Infrax’s ability to raise money, through the sale of stock or proceeds from lending arrangements, sufficient to satisfy the cash defined in the BLOI ($750,000),   Closing is estimate to be completed late June or July 2010.  The Trimax is a leading edge designer, developer and manufacturer of Broadband Wireless equipment and other innovative technologies.   Management believes that this acquisition is horizontal to Infrax ‘s current offerings and should generate increasing revenues.

(b) Equity

Subsequent to March 31, 2010, the Board of Directors of the Company approved an amendment of their Articles of Incorporation, increasing their authorized common shares to 1,000,000,000.

On April 9, 2010, Sam Talari, one of the Company’s Directors, in consideration of the cancellation $200,000 in debt of the Corporation, consisting of ($173,000.00 due to Mr. Sam Talari under his employment agreement: (2) $23,833 of the outstanding balance due to Mr. Taiari under the Master Promissory Note ("Master Note") dated August 1, 2005, and (3) accrued interest on the Master Note of $3,166, the Company agreed to issue of $200,00.00 5% Subordinated Convertible Debenture (referred to as the Convertible Debentures program) with interest at the rate of 5% per annum, and due March 31.2011.  The Subordinated Convertible Debenture is convertible at the rate of 50 shares of the Company’s common stock for each share of the Company’s Preferred Series A shares.

Mr. Talari has presented the Company with a Notice of Election to convert the Subordinated Convertible Debt, into 800,000 shares of the Company’s Series A preferred stock.

On May 12, 2010 the Company’s Board of Directors authorized an additional 5,000,000 shares of common stock available under the Employees and Consultants Stock Compensation Plan, to pay for services from employees and consultants.  The Company will file a registration statement on Form S-8.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to the financial statements. However, certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on knowledge of our industry, historical operations, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate.

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

Recent Accounting Pronouncement

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended June 30, 2009.

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

Subsequent Events:

(a)  Binding Letter of Intent

The Company issued a binding letter of intent (“BLOI”) to purchase Trimax Wireless, Inc.’s assets for an amount approximating $10,000,000 of combined cash and stock.  Additionally, the BLOI has provisions for Trimax’s employees to enter into a royalty component of an employee agreement, whereby the attainment of defined revenue milestones would entitle the employees to bonus provisions.  Several contingencies exist for the completion of this acquisition, including the Company performing its due diligence regarding the assets and any liabilities that may arise from the acquisition of assets of Trimax, and Infrax’s ability to raise money, through the sale of stock or proceeds from lending arrangements, sufficient to satisfy the cash defined in the BLOI ($750,000),   Closing is estimate to be completed late June or July 2010.  The Trimax is a leading edge designer, developer and manufacturer of Broadband Wireless equipment and other innovative technologies.   Management believes that this acquisition is horizontal to Infrax ‘s current offerings and should generate increasing revenues.

(b) Equity

Subsequent to March 31, 2010, the Board of Directors of the Company approved an amendment of their Articles of Incorporation, increasing their authorized common shares to 1,000,000,000.

On April 9, 2010, Sam Talari, one of the Company’s Directors, in consideration of the cancellation $200,000 in debt of the Corporation, consisting of ($173,000.00 due to Mr. Sam Talari under his employment agreement: (2) $23,833 of the outstanding balance due to Mr. Taiari under the Master Promissory Note ("Master Note") dated August 1, 2005, and (3) accrued interest on the Master Note of S3,166, the Company agreed to issue of $200,00.00 5% Subordinated Convertible Debenture (referred to as the Convertible Debentures program) with interest at the rate of 5% per annum, and due March 31.2011.  The Subordinated Convertible Debenture is convertible at the rate of 50 shares of the Company’s common stock for each share of the Company’s Preferred Series A shares.

Mr. Talari has presented the Company with a Notice of Election to convert the Subordinated Convertible Debt, into 800,000 shares of the Company’s Series A preferred stock.

On May 12, 2010 the Company’s Board of Directors authorized an additional 5,000,000 shares of common stock available under the 2009 Employees and Consultants Stock Compensation Plan, to pay for services from employees and consultants.  The Company will file a registration statement on Form S-8.

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $0 cash at March 31, 2010 and $205,226 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements.  Our management believes our cash and credit line, and revenue from the sale of our products will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan.

We believe full implementation of our plan of operations and completion of the development of our Smart Grid related energy products will cost approximately $5 million.  We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari, and limited revenues from the sale of our products.  If we do not obtain additional funding, we may need to cease operations until we do so, and in that event may consider a sale of our technology.  Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

Our Marketing Plan

The first phase in our plan of operations, subject to adequate funding, will be implementation of our sales and marketing plan. Our focus is to complete the Software as a Service (SaaS) offering of the Opticon Network Manager software platform to establish a source of recurring revenue. The target market for the Opticon software includes telecommunications companies, municipalities and Utilities. We have contacted a number of these companies, almost entirely in the United States, and have found that many have a keen interest in our software.  We are unable to sell our software customers until we are able to raise funds to provide adequate support for the software.

Fiber optics has also become the backbone for emerging Smart Grid communications. Our products are a natural enhancement to the current initiatives to deploy intelligent devices within the power grid. Leveraging our expertise in fiber based management systems, the Company is in the process of developing a series of interrelated products to enable real time data management, and transport agnostic two way communications to Smart Meters, sensors and intelligent devices for substations and the distribution grid

We are also exploring the opportunities to create joint ventures, agencies or other business relationships and are in discussion with local and regionally based companies in emerging markets with existing relationships with the key decision makers in these foreign markets, that would be willing to establish strategic relationships in those markets and establishing their own Network Operating Centers to increase our visibility and support our customers in those markets.  We are considering establishing this concept as our business model for countries in these emerging markets.

In consideration of our plan we have targeted an acquisition, as described in our subsequent events titled Binding Letter of Intent.   We believe this will be a strategic acquisition in our business plan development and will accelerate our product’s market launch.

Product Research and Development

The Opticon software was originally designed for two distinct applications, one for the telecommunications industry (R4) and the other for the power industry (R4PC).  The Company transferred the R4PC to PowerCon Energy Systems, Inc., for use in Distribution Automation applications in exchange for 3,000,000 shares of that company’s common stock, while the R4 remained with us for deployment in Transmission Automation applications. We estimated that our OptiCon R4 software system is approximately seventy-five percent complete and we have identified a joint development partner to provide additional functionality to the software.  We have not done any significant development on the R4 enhancements.  The development of the R4 Transmission Automation application requires significant funding, and that process cannot be implemented until such time as we obtain adequate funding. We have budgeted $1.2 million to complete the development of the R4 system.  We do not have financial or other resources to undertake this development.  Without additional funding sufficient to cover this budgeted amount, we will not have the resources to conduct this development.

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

Funding

To support our activities and provide the initial sales and support for entry into the Smart Grid Utility marketplace, which consists of Investor Owned Utilities, Municipal Utilities and Energy Cooperatives, we will require an initial investment of approximately $5 million. We expect this level of funding to carry us into the marketplace, as well as offer services to telecommunications carriers and municipalities, and provide the capital necessary to complete the development of our OptiCon R4 system, our next generation product.  The graph below depicts the areas of development, assuming attainment of different level of funding.

Level of Funding $1,000,000	Level of Funding $2,500,000	Level of Funding $5,000,000

Securing adequate facilities (approximately 12,500 square feet of space)	N/A	Securing an additional 12,500 to 25,000 square feet facility

Hiring approximately 12 product support, marketing, and administrative staff	Hiring an additional 12 product support and marketing staff, 3 product development staff, and additional administrative staff.	Hiring additional 12 product support, marketing and administrative support staff.

Acquiring furniture and fixtures for the facilities and staff, acquire computer systems	Acquire additional furniture and equipment for staff, and acquire additional computers and upgrade present system.	Upgrade computer systems to accommodate handling large Utility companies

Hiring of product support and development department heads.	N/A	N/A

N/A	Commence the development of OptiCon R4 Transmission Automation software system.	Complete the development of the OptiCon R4 system.

Results of  Operations

For the nine months ended March 31, 2010 and 2009:

During the nine month period ended March 31, 2010, we made our first sale and installation of the Opticon Network Manager to BalsamWest FiberNET, a regional provider of broadband services in the Mid Atlantic region, in the amount of $1,995, after substantial discounts.  BalsamWest has agreed to allow us to show other potential customers their real time operation of our software.

For the nine months ended March 31, 2010, we incurred a net loss of $759,223 compared to a loss of $354,543 for the nine months ended March 31, 2009 an increase of $404,680 or 114%, reflecting primarily the hiring a new managing team, including a CEO, Executive Vice-President of Business Development, a Senior Vice-President of International Sales, a Director of Product Development and others. Additionally, approximately $120,000 of stock based compensation was paid to a management consulting firm to assist the Company in its development of its business plan.

For the nine months ended March 31, 2010 compared to March 31, 2009, salaries and benefits increased from $67,846 to $411,003 reflecting new employment agreements our new management team and other employees hired during the period.  For the same period legal and accounting decreased from $50,000 to $41,631 reflecting a decrease in legal services provided by our outside counsel, and other cost cutting measures.  For the same period, consulting expenses decreased from $202,700 to $177,212, reflecting the termination of the agreement with an independent consultant who was assisting us with the marketing of our R3 software system in the U.S.

For the three months ended March 31, 2010 and 2009:

For the three months ended March 31, 2010, we incurred a net loss of $355,630 compared to a loss of $58,343 for the comparable three months ended March 31, 2009 an increase in loss of $297,287 or 510%, reflecting primarily the hiring a new managing team, including a CEO, Executive Vice-President of Business Development, a Senior Vice-President of International Sales, a Director of Product Development and others at the beginning of October 2009.   Additionally, approximately $120,000 of stock based compensation was paid to a management consulting firm to assist the Company in its development of its business plan.

For the three months ended March 31, 2010 compared to March 31, 2009, salaries and benefits increased from $22,615 to $159,061 reflecting new employment agreements with our new management team and other employees hired during the prior period.  Increases in Consulting services, professional and other administrative expenses were the result of increased activities with the management team, in efforts to develop and implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had $0  in cash with which to satisfy our cash requirements for the next twelve months, along with $205,226 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.  On September 6, 2005, we obtained a loan commitment from Mr. Saed (Sam)Talari, one of our directors and controlling person in the amount of $350,000 evidenced by a master promissory note, due on demand, with interest at the rate of 5% per annum on amounts advanced.  Since its inception, Mr. Talari has continued to advance funds to us as we needed them.

Mr. Talari remains committed to continue funding the Company, so that after the conversions of the outstanding amount on the note and accrued interest to our common stock, we effectively have $205,226 of the master promissory note available to us on an as needed basis.  At March 31, 2010, we owe Mr. Talari $144,774 on the master promissory note, and accrued interest of $3,214.  We also owed Mr. Talari $50,000 on two $25,000 convertible promissory notes. On October 3, 2009, Mr. Talari assigned the notes to Eventus Capital, Inc., an unrelated entity, for business unrelated to the Company. Eventus Capital converted the $50,000 notes into 6,860,119 shares of the Company’s common stock.

Beginning in October 2009, we entered into employment agreements with our new CEO, our Executive Vice-President of Business Development, our Senior Vice-President of International Sales, our Director of Product Development, our CFO and others.   All of the agreements contain provisions to defer a portion of the compensation and for the employee to accept our shares in lieu of cash for a period of time, to allow us to raise funding for operations.  Most of these shares were registered to allow the employees to receive some cash from the sale of the shares in the market place.  We believe our strategy has allowed us to attract top notch talent, and will allow us to retain them using very little cash.

On August 1, 2009, we terminated its lease agreement with Muse River Corporation, and entered into a 5-year commercial lease with Caroline DeVale, an unrelated individual, to rent approximately 1,625 square feet of executive offices and computer center in St. Petersburg, Florida at a rent of $1,930 a month.  The lease provided a cancellation clause, without recourse, upon adequate notification.  In the first quarter of 2010, the Company exercised the cancellation option.

On March 11, 2010, the Company entered into a lease with Dustin Secor, an unrelated party for executive offices and computer center in Pinellas Park, FL The lease is for a three year period, commencing May 2010, with option to terminate the lease after one year, upon adequate notification (90 days).  Base rent is $2,756 per month, with annual cost increases.  The future annual minimum rental for each of the next three years is $33,075.

At March 31, 2010, we had no other contractual obligation or material commercial commitments for capital expenditures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of March 31, 2010, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect this control.

Limitations on the Effectiveness of Internal Control: Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control.  The design of any system of internal control is also based in part upon certain assumptions about risks and the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of ---changes in circumstances and the degree of compliance with the policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009 filed on October 5, 2009 with the Securities and Exchange Commission.

The following table sets forth information about our unregistered sales of securities during the three months ended March 31, 2010.

Date	Title of Security	Amount	Purchaser		Price	Exemption
2010	Common stock	1,633,334	Paul J. Aiello	(1)	Services	Section 4(2)
2010	Common stock	370,000	John Verghese	(1)	Services	Section 4(2)
2010	Common stock	110,000	M. Scott Calhoun	(1)	Services	Section 4(2)
2010	Common stock	350,000	Debt Settlement Law Group	(1)	Services	Section 4(2)
2010	Common stock	1,500,000	Sam Talari	(1)	Services	Section 4(2)
2010	Common stock	3,000,000	Mirador Consulting, Inc.	(2)	Services	Section 4 (2)
2010	Common stock	6,860,119	Eventus Capital, Inc.	(3)	Conversion	Section 4(2)
_____________

(1)	These shares were issued from the Company’s 2009 Employees and Consultants Stock Compensation Plan that and all the shares had been registered through a Form S-8 registration.
(2)	Issued to one of our consultants in exchange for services under a consulting arrangement for services during a six month period.
(3)	Issued to an unrelated company upon conversion of $50,000 in convertible promissory notes assigned to Eventus by Sam Talari.

We did not pay and no one acting on our behalf or to our knowledge paid any commissions or other compensation with respect to the sale of the shares listed in the tables above.  Mr. Aiello, Mr. Talari, and Mr. Verghese are thoroughly familiar with our proposed business in their respective positions as CEO and Co-Chairman of the Board and Director of Product Development for the Company.  Mr. Craig Huffman, the principal of Debt Settlement Law Group is familiar with the company as SEC counsel for the Company.  Mr. Calhoun is an independent contractor and CPA knowledgeable of small public companies.  All of the A legend was placed on the certificate that has been issued to Mirador Consulting, Inc., and Eventus Capital, Inc. prohibiting public resale of the shares, except subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or in compliance with Rule 144. We claim exemption from the registration requirement of the Act by reason of Section 4(2) of the Act and the rules and regulations there under, on grounds that the referenced sale listed above involve does not involve a public offering within the meaning of the Act. Furthermore, although the value of the shares we have issued and agreed to issue is uncertain, we believe we may also rely on Rule 504 under Regulation D as an exemption from registration.

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Removed and Reserved.

Not applicable

Item 5	Other Information.

On May 19, 2010 we filed an 8-K, item 4.01, with the Securities and Exchange Commission regarding a change in our independent audit firm.  On May 10, 2010, the Company dismissed our independent registered auditor, KBL, LLP of Tampa Florida ("KBL").   There had been no disagreements between the Company and KBL on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KBL, would have caused KBL to make reference to the subject matter of the disagreement in their reports on the Company's financial statements for the years ended June 30, 2009 and 2008.  We engaged Meeks International, LLC of Tampa Florida (“Meeks”), as our new independent registered auditor on May 10, 2010.

Item 6	Exhibits

10.9	Malcolm F. Welch, Amended Employment Agreement, effective as of January 1, 2010
10.10	Malcolm F. Welch, Amended Employment Agreement, effective as of January 1, 2010
31.A	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.B	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.A	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.B	Principal Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrax Systems, Inc.
(Registrant)

Date: May 24, 2010	By: /s/ Paul J. Aiello
Paul J. Aiello
Principal Executive Officer

Date: May 24, 2010	By: /s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial & Accounting Officer