Form 10-K
period 2010-06-30
INFRAX SYSTEMS, INC.
filed 2010-09-28
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
______________

 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.000-52488

Infrax Systems, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-2583185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6365 53 rd Street No., Pinellas Park, FL	33781
(Address of principal executive offices)	(Zip Code)

(Former name, former address, if changed since last report)

Tel: (727) 498-8514
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes √  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer (Do not check if a smaller reporting company)	¨	Smaller reporting company	þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008: N/A.

Number of the issuer’s Common Stock outstanding as of September 22, 2010:  2,835,417,440

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes    No

INFRAX SYSTEMS, INC
 Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2010

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

Item 1.  Business

Background information

OUR HISTORY

“We”, “us”, “our”, “Opticon” and “Infrax” refer to Infrax Systems, Inc. (formally known as OptiCon Systems, Inc.), a Nevada corporation. We were incorporated in Nevada on October 22, 2004. On January 10, 2010, we officially changed the name of the Company from OptiCon Systems, Inc. to Infrax Systems, Inc. to reflect the change in the Company’s direction and were issued a new trading symbol as “IFXY”.

The address of our executive offices is 6365 53rd St. N, Pinellas Park, FL 33781 and our telephone number at that address is 727-498-8514. The address of our web site is  www.infraxinc.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

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

●
Also on July 29, 2005, following our acquisition of the Opticon Network Manager software, FutureTech and our founders exchanged all of our issued and outstanding common stock for an aggregate of sixty-six percent of FutureWorld Energy, Inc., (formerly Isys Medical) issued and outstanding common and all of its preferred stock; and, as a result of the exchange, we became a wholly owned subsidiary of FutureWorld Energy, Inc.

●
Before the exchange of our shares for FutureWorld Energy Inc.’s shares, Mr. Talari legally and beneficially owned eighty-eight percent of FutureWorld Energy Inc.’s common stock and beneficially owned through FutureTech eighty percent of our common stock.

●
After the exchange, our founders each owned directly four percent of FutureWorld Energy Inc.’s common stock and Mr. Talari, directly and indirectly, owned eighty percent of FutureWorld Energy Inc.’s common stock.

●	On April 4, 2006, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.30107143.
●
In connection with FutureWorld Energy Inc.’s announcement to spin off OptiCon Systems, our Board of Directors approved a stock dividend of 99,118 of our common stock payable to our sole shareholder, FutureWorld Energy, Inc.

●
On July 31, 2007, Mr. Batton and Mr. Wright, our founders, accepted 35,000 shares of our common stock in lieu of deferred compensation and in cancellation their respective, non-expiring rights under their employment agreements to maintain their individual ownership of our common stock to a level of four percent of our issued and outstanding shares.

●
On August 31, 2007, FutureWorld Energy, Inc. paid a stock dividend to its stockholders consisting of 100% of our outstanding common.  As of this date, we ceased being a subsidiary of FutureWorld Energy, Inc.

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

●	On January 10, 2010, we officially changed the name of the Company from OptiCon Systems, Inc. to Infrax Systems, Inc. and were issued a new trading symbol: “IFXY”.

Before our acquisition of the Opticon Network Manager software, both FutureWorld Energy, Inc. (formerly Isys Medical) and FutureTech were under the direct, common control of Mr. Talari. Prior to our acquisition of the Opticon Network Manager software, Mr. Talari did not have a controlling interest in  us. With that acquisition, however, we also came under Mr. Talari’s indirect control. Although Mr. Talari may be deemed to have determined or had a controlling influence on the terms of the exchange of stock between our stockholders and FutureWorld Energy, Inc., because he owned (a) all the stock of FutureTech which was our then eighty-percent stockholder and (b) eighty-eight percent of FutureWorld Energy Inc.’s common stock, Mr. Talari did not control the decision of our founders who owned twenty percent of our common stock and who have advised us they made independent, individual decisions to enter into the exchange of their stock in us for FutureWorld Energy Inc. common stock. The Company’s investment in FutureWorld Energy, Inc.’s common stock was distributed to Infrax’s stockholders of record, effective June 2010.

  OUR BUSINESS

 While we continue to enhance the OptiCon Network Management platform, the Company has shifted its focus and energies towards the “Smart Grid” energy sector. The Company believes our secure integrated platform will hasten the deployment of all Smart Grid technology for resource constrained small and mid-sized utilities.  Infrax’s advantage comes from our products ability to enable the creation of a secure platform scalable to deliver a broad set of intelligent Smart Grid initiatives across millions of endpoints for Utilities.

According to a report issued to Congress by the Office of Electricity Delivery and Energy Reliability, as required by Section 1309 of Title XIII of the Energy Independence and Security Act of 2007, the security of any future Smart Grid is dependent on successfully addressing the cyber security issues associated with the nation’s current power grid.

The complexity of the grid implies that vulnerabilities exist that have not yet been identified. It is particularly difficult to estimate risk from cyber-attack because of the size, complexity, and dynamic nature of the power grid and the unpredictability of potential attackers.

Infrax creates a unified solution path to securely manage Advanced Metering Infrastructure (AMI) and other Smart Grid optimization applications such as substation and distribution automation. Our product portfolio provides Network Transport and Management, Secure Intelligent Devices, and Threat Detection, Grid Optimization and Security, all in an integrated state-of-the-art Smart Grid solution.

Through our wireless broadband business unit, Infrax Networks, we provide outdoor mesh-relay based wireless broadband networks used by customers as the metro-scale IP foundation upon which to run one or many applications that help build greener, safer, smarter communities. Our products have been deployed globally to help connect the unconnected. In addition, our networks are used by electric utilities to build large scale, reliable, and secure networks that deliver the high bandwidth and low latency required for deploying smart grids.

Every utility, telecommunications carrier, wireless service provider, government and businesses with the need to securely transmit data and manage their network is a potential customer for the Infrax product line.

Infrax’s innovative and comprehensive solutions have the power to secure the future.

Industry Background

In today’s environment of increasing threat sophistication and regulatory pressures, managing risk has become a primary concern for Utility IT organizations. Today, a single breach can cost millions, be devastating to industrial, commercial and residential consumers, and create a threat to national security. Infrax’s Sentinel and Grid Intrusion Management (GRIM) products provide a secure solution for complete grid, network and intelligent device management.

Today’s electric system was not designed to handle extensive, well-organized acts of terrorism aimed at strategic elements. The threat of attack is growing and a widespread attack against the infrastructure is more likely today than ever before.  It is therefore critical that the Smart Grid address security from the outset, making it a requirement for all the elements of the grid and ensuring an integrated and balanced approach across the system.

Ongoing Mandates

Title XIII of the Energy Independence and Security Act of 2007, mandates that the Department of Energy provides a quantitative assessment and determination of the existing and potential impacts of the deployment of Smart Grid systems on improving the security of the Nation’s electricity infrastructure and operating capability, including recommendations on:

(1) How smart grid systems can help in making the Nation’s electricity system less vulnerable to disruptions due to intentional acts against the system.

(2) How smart grid systems can help in restoring the integrity of the Nation’s electricity system subsequent to disruptions.

(3) How smart grid systems can facilitate nationwide, interoperable emergency communications and control of the Nation’s electricity system during times of localized, regional, or nationwide emergency.

(4) What risks must be taken into account that smart grid systems may, if not carefully created and managed, create vulnerability to security threats of any sort, and how such risks may be mitigated.

The National Institute for Standards and Technology (NIST) stated, “Identifying and implementing security controls is vital in protecting the confidentiality, integrity, and availability of the connected systems and the data that is transferred between the systems. If security controls are not in place or if they are configured improperly, the process of establishing the interconnection could expose the information systems to unauthorized access.”

Our Sentinel and GRid Intrusion Management (GRIM) systems provide an enhanced Cyber Security platform which prevents unwarranted intrusion into any part of the electrical grid. Using advanced encryption algorithms, a secure virtual network can be created over a private or public network. Infrax's GRIM technologies will evolve to include software and hardened hardware solutions for substation deployment.

The energy industry’s assets and systems are not equipped to handle well designed acts of cyber terrorism. With the growing threat of internet attacks, it is critical that robust security is introduced for all the elements of the grid. The deployment of a Smart Grid that reaches from the producer to the consumer, will ultimately add over 150,000,000 communications capable meters in the U.S. alone, creating over 150,000,000 unsecure access points into the grid that previously did not exist.  The lack of secure AMI solutions is a major concern of utilities and regulators alike, and Infrax can fill the void.

The market for Infrax’s Sentinel and GRIM solutions includes over 3,400 electric utilities in the United States, several thousand more globally, large consumers of commercial power, as well as power producers and utilities providing water and gas.

According to the research-based business strategy firm Zpryme, Smart Grid IT hardware and software spending in the U.S. was $15.2 billion in 2009 and is forecasted to increase to $39.4 billion by 2014.

INFRAX Solution

Our Secure Intelligent Energy Platform (SIEP) ™ competes in three distinct market segments of the smart grid industry;

Network Transport and Management - the secure network and management platform necessary for utilities to implement smart grid applications including Advanced Metering Infrastructure (AMI),

Secure Smart Sensors and Devices (i.e. Smart Meters) - through SNIC and sensors, for Demand Side Management (DSM), Distribution Monitoring and Automation, and

Threat Detection, Grid Optimization and Security - through Sentinel & GRiM.

What Our Technology Does

Our platform creates a modular unified solution path for utilities to securely manage Advanced Metering Infrastructure and other Smart Grid optimization applications such as substation automation. Infrax’s secure smart grid platform, know as Secure Intelligent Energy Platform or SIEP, incorporates communications transport and management system, device and data security management, and ultimately secure intelligent endpoint devices.

Based on our review of the Smart Grid related products against which the Secure Intelligent Energy Platform now competes, we believe that none of them provide the required encryption and threat detection capabilities required to secure the energy grid.

The Utility industry’s aggressive deployment of Advanced Metering Infrastructure (AMI) and data management devices has led to the accelerated reliance on fiber optic communications. The existing utility networks cannot provide the security, reliability and high bandwidth required, nor do they currently extend to the consumer location.

Today’s evolution of Smart Grid design and implementations actually began several years prior to the current initiatives. The same applies to the products designed by most of the major players including Itron, Silver Spring and GridPoint. Although the current security initiatives and elected officials have good intentions, they have missed the window of opportunity to truly integrate security from the beginning by several years. Similar to the credit card industry, banking, health care, and most other industries that conduct business online, the next electrical infrastructure will need to feature security as an add-on that is applied after the Smart Grid is implemented.

The current Smart meters were declared “Too Easy to Hack” by the computer security company IOActive, which performed penetration tests on several Smart Grid products. The company created a worm that can infiltrate a smart meter system using an automatic upgrade feature, because it lacks an authentication process. It unveiled the research at the Black Hat computer security conference in Las Vegas in July 2009, and has also briefed the US Department of Homeland Security.

These recent penetration tests have shown that proper security mechanisms are not currently built into components of the smart grid. Recently discovered vulnerabilities in smart meters have been identified that could allow an attacker to obtain complete control of the meters. Specifically, an attacker could exploit these vulnerabilities to turn off electricity to hundreds of thousands of homes. Thus, an attacker could execute a wide-scale Denial of Service (“DoS”) attack against homes and businesses.

Whether RF or WiFi enabled, the current AMI meters available from Itron, Echelon, GE, Landis+Gyr, and others utilize 128-bit encryption, which is basic encryption, if they employ any encryption at all. There are dozens of software programs available on the internet which can easily break this level of encryption.

The Advantage of Our Technology

By entering the market without the burden of legacy products and technology, Infrax is able to focus on future technologies and will be poised to provide advanced solutions for companies that are yet to deploy AMI and harden previously installed networks and devices.

While the current use of RF and WiFi technology is inherently less secure, Infrax is focused on IP enabled technology preferably utilizing fiber optics as the primary communications medium where possible, otherwise using highly encrypted data over secure tunnels using WiFi, Cellular or other public communication media. Infrax's secure smart grid platform incorporates a communications transport known as GridMesh™, and a device and data security management tool known as GRiM. The secure management of the "last mile" backhaul will be necessary for utilities to implement Smart Grid applications such as  AMI, and substation and distribution automation.

We believe that the use of secure IP-based tunnels will become the standard for Smart Grid communications and our expertise in managing fiber optic networks enables us to aid utilities in the design, implementation and management of their networks

Infrax is in the process of designing a Security and Network Interface Card (SNIC), based on higher levels of encryption, which can be imbedded in all intelligent end devices including Smart Meters and sensors. The SNIC will be offered in a variety of configurations and depending on the application, can provide up to 2048-bit encryption.

Data traffic passing through SNIC will be encrypted AES 256 which combines the benefits of high security with fast data processing. Encrypted keys are periodically replaced to ensure the integrity of the network. These keys are protected by a much stronger, 1024-bit RSA encryption to ensure that the key cannot be intercepted. When combined with our security based software and management tools, our SNIC creates an impenetrable barrier against cyber attacks.

In addition to the higher levels of encryption provided, our Secure Intelligent Energy Platform provides data and device security management enabling early threat detection and automated event response.

Our software is based on a hardened Linux OS and we deploy distributed Peer-to-Peer Systems interconnected via a Secure Tunnel. We actively interrogate all devices on the network for security breaches and performance, and cross correlate the data on a real time basis to determine the appropriate response. Our system also provides live situation reporting and alerts and all the management and security information is graphically displayed on our customizable dashboards.

We believe that our Secure Intelligent Energy Platform will give us a competitive advantage in the emerging and evolving Smart Grid environment.  By utilizing our solution, Utilities can secure their networks and prolong the lifecycle of previously deployed components by eliminating the security concerns that would necessitate replacement.

INFRAX Strategy

We intend to generate revenues from the design, sales, installation, and support of the hardware, software and technology, associated with our integrated solution, Infrax Secure Intelligent Energy Platform (SIEP) ™.  Additionally, revenues may be generated from licensing our Sentinel™ Information Security,  GRiM and, Infrax Networks wireless communications and future products.

Our efforts are presently focused on attaining the following:

INCREASED MARKET PENETRATION OF OUR WIRELESS BROADBAND PRODUCTS

Our strategy is to capitalize on the millions of dollars and thousands of man hours invested in one of our core technologies, the T-Max family of wireless broadband products, developed by Trimax Wireless, Inc, which we acquired in June 2010. We own the Intellectual Property of these systems having acquired Trimax Wireless, Inc and are enhancing the T-Max product line for use in Smart Grid applications for utility infrastructure management.

EXPAND OUR STRATEGIC ASSOCIATIONS

Since our inception, we have built relationships with Utilities, Manufacturers, major DC Lobbyist Firms, and International Law firms, and certain Government Officials nationally and locally. These relationships will afford us the visibility needed for Government grants, loan guarantees, and funding, as well as aid in the prioritization of global markets.

DRIVE BUSINESS DEVELOPMENT

We believes the industry will be driven by a few, key early adopters who will set the stage for North American smart grid deployments, especially those companies that have been awarded millions in stimulus grants . Initially we have been focusing our efforts on utilities that have recently obtained grants from the Stimulus Act.  Upon funding, we will direct our business development effort towards the 3,448 small to mid-sized utilities in the United States, as the majority of these utilities lack the resources to adequately migrate to the Smart Grid infrastructure.

PURSUE OUR ROLE AS A SECURE SYSTEMS INTEGRATOR

We are committed to our role as a supplier of secure Smart Grid communications platforms. We will continue to expand our professional services including network design, hardware and software development and integration, installation support, operator training and network management. Our understanding of the  architecture, hardware, and software requirements of  major utilities from our prior experience enables us to design solutions from the ground up and to meet utility requirements. We intend to design, manufacture and market all of the key components of the network.

 BECOME A LEADING SOLUTIONS PROVIDER WITH A DIVERSIFIED PLATFORM AND A GLOBAL PRESENCE

Our customers’ requirements create the need for our products  and our goal is to drive application development to meet these needs. While Infrax’s Secure Intelligent Energy Platform incorporates our secure wireless technology, we believe that growth in the Smart Grid communications industry will come primarily as utilities deploy Smart Grid applications including AMR/AMI, distribution and substation automation. These future points of entry for Smart Grid applications may include home energy management systems, demand response tools and other applications which will require the secure access provided by our Secured Network Interface Card (SNIC) ™ technology currently under development.

EXPAND OUR STRATEGIC COLLABORATIVE RELATIONSHIPS

Continued collaboration with our development partners, utility customers and synergistic smart grid application providers will further enhance the development and functionality of our Secure Intelligent Energy Platform. We have established joint development arrangements with a host of technology providers to keep us on the cutting edge of new technologies, and we will continue to create working relationships with leading suppliers of critical network and IEDs (Intelligent Endpoint Devices) components such as sensors, integrated communication hub and aggregators, consumer centric energy management devices as well as metering solution providers.  We are working with electric utilities to conduct application trials. We intend to strengthen these relationships and to seek out new strategic and commercial relationships with utilities and other technology companies.

 ACTIVELY PURSUE TARGETED STRATEGIC ACQUISITIONS

We intend to actively pursue selective acquisitions to enhance our product/service offerings and to further expand our solutions into the alternative energy and intelligent energy solutions sector. Utilizing our core platform as the foundation for additional products and services, we can increase the potential of other technology products by integrating them with our solution. We have identified several potential technology companies which have technologically advanced products to compliment our solution.  We intend to look for opportunities to acquire technologies that would support and enhance our current technology platform with a particular focus on growing managed services offerings through our energy management solutions.

Contracts and Agreements

In July 2010, we signed an agreement with Tampa Electric Company (TECO) to provide a wireless network interconnecting multiple substation facilities.

In August 2010, we received an order from USKS to deliver and install the next phase of the wireless network in Abuja, Nigeria. This phase will include WiMax/LTE capability.

Our Intellectual Property and Its Protection

Infrax Systems:  Opticon Network Manager software and Smart Grid products

Our intellectual property consists of all of Corning Cable, Inc,’s intellectual property related to the Opticon Network Manager software. Our rights by purchase in our intellectual property are equivalent to that of any developer or creator of intellectual property. We have exclusive ownership of the Opticon Network Manager software and all its revisions and new versions, including R4, with the exclusive right to license it to others.

Additionally, our intellectual property relating to our Smart Grid products includes the design of the Secure Network Interface Card (SNIC) and its associated proprietary mesh routing scheme, customized modifications to our security software platform, and the wireless equipment hardware and software designs as well as the associated patents included in the Trimax Wireless, Inc. acquisition.

We regard all of our hardware, software and its documentation as proprietary and the source code for the software as a trade secret. We intend to complete the implementation of  confidentiality procedures, contractual arrangements, physical security systems and other measures to protect our proprietary and trade secret information when we begin to hire employees. As part of our confidentiality procedures, we will generally enter into non-disclosure agreements with our key employees, and our license agreements will include provisions for protection of our proprietary information. We also plan to educate our employees on trade secret protection and employ measures to protect our facilities and equipment.  We plan to license our software products under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the software.

We have not yet filed patent applications for our Smart Grid products, but intend to do so as development progresses. We do hold patents associated with the Trimax acquisition and continue to patent our wireless mesh technology as we complete each development phase.

Our software is protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary information. We do not need to do any further steps to protect our IP than stated. Neither we, nor to our knowledge Corning Cable, has filed a U.S. copyright registration. We will file a registration for the Secure Intelligent Energy Platform products as they are completed. We take measures to label our product with the appropriate proprietary rights notices, and we plan to actively enforce such rights in the U.S. and abroad. We believe that our ability to maintain and protect our intellectual property rights is important to the success of our business. Our intellectual property is at this time our only asset that will enable us to engage in our planned business. The measures for its protection described in this section may not provide sufficient protection and our intellectual property rights may be challenged. Efforts to enforce our intellectual property rights in litigation, or defend suits brought against us for copyright infringement, which we do not have reason to expect, would be expensive and consume substantial amounts of our management’s time. Our ability to pursue remedies against person who we believe may infringe our intellectual property rights will depend on our financial condition from time to time.

Trimax Wireless Systems (acquired intellectual property June 29, 2010)

Trimax' solutions enable multiple applications to run concurrently over the same standards-based infrastructure, leveraging capital investment and operating costs.  Trimax has a growing list of Solution Partners that provide best-of-breed complementary products to help customers implement whole product solutions.

The Trimax Wireless TMAX™ Cross Platform product line is the first to combine Wi-Fi, WiMAX and DECT into a single unified system. TMAX includes base stations, broadband wireless routers, edge nodes and CPE devices. The entire TMAX product line is based on modular, rugged outdoor platforms that support a common set of radio modules.

Around the world, Trimax leads the way in helping to increase public safety, improve mobile worker efficiency, boost the local economy, and deliver wireless broadband connectivity to people wherever they are...and wherever they're going.

Our proprietary software provides:

•	Mobile Public Safety - Providing public safety workers in the field with timely access to the information they need is reducing crime and saving lives
•	Video Surveillance - A cost-effective alternative to adding additional people to increase security coverage, cameras are extending the visual reach of police, fire, lifeguards and park rangers
•	Utility Meter Reading- Centrally connected utility meters are improving customer satisfaction and encouraging conservation while lowering operational costs
•	Intelligent Transportation Systems (ITS) - Real-time traffic analytics and control is minimizing congestion and improving safety on crowded roadways as well as reducing emissions
•	Municipal Modernization and Mobility - Extending office IT resources to the field is improving worker efficiency, lowering costs, and raising citizen satisfaction
•	Automated Parking Meters - Variable parking rates, and flexible payment options, are improving main street business.
•
Industrial - Often operating in hostile conditions, industrial site networks are used for a range of activities that improve business operational efficiencies, reduce operating cost, and increase worker and site safety

•	Public Access - Citywide, campus-wide, and hot zone Wi-Fi networks increase quality of life, educational opportunities, and economic development

Security and Network Interface Card (SNIC)(Intellectual Property Rights to be filed)

We will file for global patent for our Security and Network Interface Card after the successful completion of the prototype in the first quarter of 2011.

GridMesh (Intellectual Property Rights to be filed)

We will file for global patent for our GridMesh technology after the successful completion of the development in the first quarter of 2011.

Competitive Landscape

We face strong competition from traditional grid optimization providers, both larger and smaller than us. We compete in four distinct market sectors:

•	advanced metering,

•	networking and communications,

•	grid optimization/distribution automation, and

•	software.

We may compete directly with certain companies in certain sectors and indirectly in others. It is important to note that some market segments are more defined than others.

The market for our  products is in its infancy and there is no clear market leader, which provides Infrax entry with a unique product line. We also believe that none of our competitors offer a unique blend of network, device, data and security management as Infrax.  In order to maintain and improve our competitive position in the market, we must continue to invest in research and development, and continue to anticipate changes in the market and our customers’ requirements

 Our Employees

At the date of this annual report, we have ten (10) full-time and four part-time employees. The majority of employees work out of our offices in Pinellas Park and Naples, Florida. We have several remote employees dedicated to sales and deployments.

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

At the date of this annual report, we do not have the funding we require to maintain our business and we have had no success in raising capital in the past 2 years.  We have concentrated mainly on developing our hardware and software solutions. Furthermore, we do not have any existing or ongoing arrangement, understandings, commitments or agreements for additional funding.  Failure to raise additional debt or equity funding would prevent us from completing development of the Secure Intelligent Energy Platform and associated products and possibly cease operations. There is no assurance that we will be able to obtain sufficient debt or equity funding, or that the terms of available funding will be acceptable to us. Failure to raise additional debt or equity funding would most probably result in a complete loss of their investment by purchasers of our common stock.

“Penny Stock” rules may make buying or selling our common stock difficult.

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

The price of our common stock may fluctuate significantly and you may find it difficult to sell your shares at or above the price you paid for them.

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

We have a limited operating history that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon:

➢	Management’s ability to maintain the technology skills for our services;
➢	The Company’s ability to keep abreast of the changes by the government agencies and law;
➢	Our ability to attract customers who require the services we offer; and
➢	Our ability to generate revenues through the sale of our services to potential clients who need our services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues to cover our expenses.  We cannot be sure that we will be successful in generating revenues in the future.  Failure to generate sufficient revenues will cause us to go out of business and any investment in our Company would be lost.

Managing a small public company involves a high degree of risk. Few small public companies ever reach market stability and we will be subject to oversight from governing bodies and regulations that will be costly to meet.  Our present officers and directors do not have any experience in managing a fully reporting public company so we may be forced to obtain outside consultants to assist with our meeting these requirements.  These outside consultants are expensive and can have a direct impact on our ability to be profitable. This will make an investment in our Company a highly speculative and risky investment.

While the Company is attempting to disclose all of the potential risks associated with an investment in the Company, there can be no assurance that all of the risks are visible to management.  Events occurring in the future may caus additional risks to an investment in the Company which are currently unforeseen.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small company.  As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

The success of our business depends, in part, upon proprietary technologies and information which may be difficult to protect and may be perceived to infringe on the intellectual property rights of third parties.

We believe that the identification, acquisition and development of proprietary technologies are key drivers of our business. Our success depends, in part, on our ability to obtain patents, maintain the secrecy of our proprietary technology and information, and operate without infringing on the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that the patents that provide us with competitive advantages or will not be challenged by third parties, that we will develop additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our technology or design around it.

Item 1B.   Unresolved staff comments

None.

Item 2.     Properties

Our executive office is now located in an office complex under annual three year lease, beginning May 1, 2010 at a rent of $2,756 per month. We entered into this 3-year commercial lease agreement in Pinellas Park, Florida with Accu Centre. Our lease provides us with approximately 4,100 square feet of: reception area, nine offices, eight cubicles, a lab/production area, kitchenette and two conference rooms.  We believe the facilities are adequate for our operational needs.  We may require additional offices in the event we obtain funding and acquire additional customers.

The lease for our facilities in Naples, Florida was extended in August 2010 for a one year (12 month) period.    Monthly costs are approximately $2,500 for the administrative, testing and production areas.

Item 3.     Legal proceedings

(a)  We are not engaged in any legal proceedings at the date of this report, nor are we aware of any demands or claims against us that may result in litigation.  We may be involved in legal proceedings from time to time in the normal course of our business.

 (b)  We did not terminate any legal proceedings during the fourth quarter of our 2010 fiscal year.

Item 4.     Submission of matters to a vote of security holders

We did not submit any matter to a vote of our security holders, through the solicitation of proxies or otherwise during the fourth quarter of our 2010 fiscal year.

PART II

Item 5.     Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

 Our common stock is quoted on OTC Bulletin Board under the symbol “IFXY”. The Company began trading on January 11, 2008.

Price History of our common stock.

The following table sets forth high and low bid quotations for the quarters indicated and trading volume data for our common stock for the period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal Year 2010
Fourth Quarter Ended June 30, 2010	$ .032	$ .004
Third Quarter Ended March 31, 2010	$ .045	$ .011
Second Quarter Ended December 31, 2009	$ .085	$ .020

First Quarter Ended September 30, 2009	$ .125	$ .050

Fiscal Year 2009
Fourth Quarter Ended June 30, 2009	$ .59	$ .20
Third Quarter Ended March 31, 2009	$ .20	$ .10
Second Quarter Ended December 31, 2008	$ .15	$ .01

First Quarter Ended September 30, 2008	$ .20	$ .10

As of September 22, 2010 we had 56 shareholders of record and approximately 4, 352 beneficial shareholders, and we had 2,835,417,440 shares of $0.001 par value common stock outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, except for distribution of shares previously held in FutureWorld (FWDG), that were acquired in the exchange for intellectual property. We do not have earnings out of which to pay cash dividends.  Our board of directors has the authority to declare cash dividends when and if we have earning sufficient for that purpose.

Equity Compensation Plan
See description our Stock Option Plan in Item 12.

Transfer Agent
We have engaged ClearTrust, Inc. to serve as our stock register and transfer agent.  ClearTrust’s address is 17961 Hunting Bow Circle, Unit 102, Lutz, FL 33558.

Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of securities during the three months ended June 30, 2010.

Date	Title of Security	Amount	Purchaser		Price	Exemption
2010	Common	126,560,000	Paul Aiello	(1)	Services	Section 4(2)
2010	Common	3,500,375	Saed (Sam) Talari	(2)	Conversion	Section 4(2)
2010	Common	27,962,500	John Verghese	(1)	Services	Section 4(2)
2010	Common	94,044,000	Monika Altvater	(2)	Conversion	Section 4(2)
2010	Common	94,044,000	Ulrich Altvater	(2)	Conversion	Section 4(2)
2010	Common	156,740,100	Gloria Lynch	(3)	Conversion	Section 4(2)
2010	Common	98,211,000	Michael Lynch	(3)	Conversion	Section 4(2)

We did not pay and no one acting on our behalf or to our knowledge paid any commissions or other compensation with respect to the sale of any of the shares listed in the tables above.

(1)	Mr. Talari, Mr. Aiello, and Mr. Verghese are thoroughly familiar with our proposed business in their respective positions as Director, Chief Executive Officer and Director of Product Devlopment.
(2)	Mr. Talari converted notes payable, in exchange for common stock. Mr. Talari is the majority holder and Director of the Company.
(3)	Ulrich Altvater, Monika Altvater, Gloria Lynch, Michael Lynch converted preferred shares received, acquired in Trimax Wireless, Inc. acquisition.

Item 6.   Selected financial data

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2010	2009

Cash	$115,015	$1,996
Current assets	230,361	79,907
Total Assets	7,112,507	295,319

Total current liabilities	1,668,635	514,541
Total liabilities	1,854,339	514,541
Total stockholders' equity (deficit)	5,258,168	(219,222)

Working Capital	(1,438,274)	(434,634)

Net Cash (Used) Provided by Operating Activities	26,362	(71,743)

For the Year Ended June 30,	2010	2009

Revenues	$9,895	$-
Direct costs	-	-
Gross Profit	9,895	-
Operating expenses:	975,324	450,920
Net loss	$(986,710)	$(450,920)

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

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had approximately $115,000 in cash at June 30, 2010, and approximately $164,000 remaining on the line of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes our cash and credit line will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We believe full implementation of our plan of operations, completion of development of the smart grid related hardware and software, and the integration of the Trimax Suite of Products will cost approximately $5 million. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

Our Marketing Plan

The first phase in our plan of operations, subject to adequate funding, will be implementation of our sales and marketing plan. We plan to initially select several resource constrained small to mid-sized utilities to function as beta test sites for our Secure Intelligent Energy Platform.  We are currently working with one mid-sized utility during the design phase of product development.  We will also be targeting utilities for the immediate deployment of our “Smart Grid Ready” wireless products in preparation of the completion and launch of our SIEP.

Additionally, during this stage we will continue to design and implement wireless networks in developing countries in continuation of the former Trimax Wireless strategy. In parallel with this activity we plan to continue to target wireless ISP’s and carriers, offering our current wireless voice and data communications products.

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

Product Research and Development

Our Smart Grid products are in the late stages of development and we anticipate delivering prototype solutions to our targeted beta customers by the end of the 1st quarter of 2011. We have budgeted $1.8M for the completion of our hardware and software products. We do not have financial or other resources to undertake this development. Without additional funding sufficient to cover this budgeted amount, we will not have the resources to conduct this development.

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

Funding

To support our activities and provide the initial sales and support for entry into the Utility marketplace, as noted above, we will require an initial investment of approximately $5 million. We expect this level of funding to carry us into the Smart Grid and Utility marketplaces and provide the capital necessary to complete the development of our SIEP and SNIC products.
Our previous efforts to secure funding have been unsuccessful.

RESULTS OF OPERATIONS

Comparison year ended June 30, 2010 to June 30, 2009

For the year ended June 30, 2010, we incurred a net loss of $986,710.   The loss consisted of $510,267 of stock based compensation.  Loss also includes depreciation and amortization, non-cash expenses, in the amount of $2,398.

For the year ended June 30, 2009, we incurred a net loss of $450,920. Of this loss, $209,994 consisting of depreciation and amortization of ($3,054) and deferred compensation to our officers ($84,000), as well as issuance of common stock in exchange for services ($108,790) did not require the use of cash.

For the year ended June 30, 2010 compared to June 30, 2009, salaries and benefits increased from $90,462 to $644,512  reflecting increase in employment agreement, both in number of individuals under contract and annual amounts, of which, represents the majority of the $510,267 of stock-based compensation payments.  Additional amounts remain as accrued expense.  the increase in salaries is also the result of several consulting contracts being reported under employment contracts, resulting in a decrease in consulting expense from $217,200 for the year ended June 30, 2009 to $128,111 for the year ended June 30, 2010.  For the same period, legal expenses remained consistent.   General and administrative expenses increased from $65,077 to $127,556 for the comparative years, due to the increasing activity of marketing, public expense and expense that incurred during the due diligence phase of the Trimax acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had $115,015 in cash, along with $164,296 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and increase efforts of our marketing plan.  Cash provided from operations was $26,362; however this was primarily due to an overall increase in working capital components.

On September 6, 2005, we obtained a loan commitment from Mr. Talari, one of our director and controlling person in the aggregate amount of $350,000 under a revolving master promissory note, due on demand, with interest at the rate of five percent per annum. We have been receiving advances on this note on an as needed basis and through June 30, 2010, we have received a total of $89,456 for the year ended June 30, 2010 and $521,004 since the inception of the commitment.  During the course of this agreement Mr. Talari has made a number of conversions, reducing the note and accrued interest in exchange for our common stock.

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. (“Trimax”) for the purchase of their business assets and technology.  As part of the agreement a promissory note, in the amount of $712,500 was entered.  The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment.  The Company  shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof ("Maturity Date") (December 29, 2010).  Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date.  The terms of the agreement require the Company to accelerate the growth, of which, substantial earnings from the Trimax assets are considered.  The Company is searching for alternative financial debt sourcing.

On June 17, 2010 the Company entered into a Bridge Loan Agreement with Blue Diamond Consulting, LLC (“Lender”).  The Company may be advanced up to $500,000, secured by the Company’s common stock.  Advances may be requested in increments of $25,000 and bear interest of 8% per annum.   Advances have repayment terms of six months from the date of the requested advance.  The Lender has the right, at their option, to convert any amounts due, plus interest, into the Company’s common stock at a conversion rate, as defined, at 50% of the closing bid price at the date of conversion request.  As of June 30, 2010, there have been no requested advances and no amount is due to Lender.

We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our sales and services to cover our operating expenses and increased sales and marketing efforts. Consequently, there remains doubt about the Company’s future and sustained profitability.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in our Annual Report, filed on this Form 10-K.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2010 and 2009, which are contained in this filing, the Company’s 2010 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The Company issues restricted stock to employees and consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Management Consideration of Alternative Business Strategies

In order to continue to protect and increase shareholder value management believes that it may, from time to time, consider alternative management strategies to create value for the company or additional revenues.  Strategies to be reviewed may include acquisitions; roll-ups; strategic alliances; joint ventures on large projects; and/or mergers.

Management will only consider these options where it believes the result would be to increase shareholder value while continuing the viability of the company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8.     Financial statements and supplementary data

Infrax Systems, Inc.
2010 Annual Report

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infrax Systems, Inc.
Pinellas Park, Florida

We have audited the accompanying consolidated balance sheet of Infrax Systems, Inc as of June 30, 2010 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the year then ended and for the period from October 22, 2004 (date of inception) to June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infrax Systems, Inc. as of June 30, 2010, and the results of their operations, changes in their stockholders' deficit and their cash flows for the year then ended and  for the period from October 22, 2004 (date of inception) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 3 of the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

/s/   Randall N. Drake, CPA, PA
Clearwater Florida
September 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OptiCon Systems, Inc.
St. Petersburg, Florida

We have audited the accompanying balance sheet of OptiCon Systems, Inc as of June 30, 2009 and 2008 and the related statement of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2009 and 2008 and for the period from October 22, 2004 (date of inception) to June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opticon Systems, Inc. as of June 30, 2009 and 2008, and the results of their operations, changes in their stockholders' deficit and their cash flows for the years ended June 30, 2009 and 2008 and period from October 22, 2004 (date of inception) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Meeks International, LLC

Tampa, Florida
September 30, 2009

Infrax Systems, Inc.
(A Development Stage Enterprise)
Consoldiated Balance Sheets

	June 30,	June 30,
	2010	2009
	(audited)	(audited)
Assets
Current assets
Cash	$115,015	$1,996
Accounts receivable	1,091	49,215
Inventory	110,726	-
Loan receivable from affiliate	580	-
Deferred contract costs	-	26,696
Prepaid expenses	2,949	2,000
Total current assets	230,361	79,907

Property & equipment, net of accumulated
depreciation of $11,229 and $9,254, respectively	183,251	3,206

Intangible property, net of accumulated
amortization of $1,329 and $906, respectively	6,698,895	212,206
Total Assets	$7,112,507	$295,319

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, includes $180,505 and $0 due to related parties, respectively	$196,153	$27,835
Accrued expenses	478,967	372,441
Customer deposits and deferred revenue	267,213	49,215
Notes payable	718,500	6,000
Loans and notes payable, related parties	7,802	59,050
Total current liabilities	1,668,635	514,541

Notes payable, net of current portion	-	-
Notes payable to shareholder	185,704	-
Total liabilities	1,854,339	514,541

Stockholders' Equity
Preferred Stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
385,702 and 0 issued and outstanding	386	-
Series B Convertible: 10,000,000 shares designated;
258,418 and 0 issued and outstanding	258	-
Common Stock, $.001 par value, 5,000,000,000 shares
authorized; 2,835,417,440 and 139,874,296 shares
issued and outstanding, respectively	2,835,417	139,874
Additional paid-in capital	5,634,506	1,866,593
Subscriptions receivable	(350)	(350)
Accumulated deficit during development stage	(3,212,049)	(2,225,339)
Total stockholders' equity (deficit)	5,258,168	(219,222)
Total Liabilities and Stockholders' Equity	$7,112,507	$295,319

The accompanying notes are an integral part of these consolidated financial statements.

Infrax Systems, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations

			October 22, 2004
	For the Year Year Ended		(inception)
	June 30,		through
	2010	2009	June 30, 2010

Revenues	$9,895	$-	9,895

Operating expenses:
Salaries and benefits	644,512	90,462	2,200,092
Consulting	128,111	217,200	546,609
Legal and accounting	60,886	60,000	214,249
General and administrative	129,954	68,131	288,377
Allocable software costs	-	-	(115,111)
Total operating expenses	963,463	435,793	3,146,774

Other income (expense):
Interest expense	(11,861)	(15,127)	(54,091)
Equity losses of investee	(22,250)		(22,250)
Miscellaneous	969		1,171
Total other income (expense)	(33,142)	(15,127)	(75,170)

Loss before income taxes	(986,710)	(450,920)	(3,212,049)

Provision for income taxes	-	-	-

Net loss	$(986,710)	$(450,920)	$(3,212,049)

Earnings (loss) per share:
Basic	$(0.01)	$(0.01)
Dilutive	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	186,355,109	85,904,808
Dilutive	187,413,936	85,904,808

The accompanying notes are an integral part of theseconsolidated financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Statement of Stockholders' Equity

									Accumulated
							Additional		Deficit	Stock-
		Preferred			Common		Paid in		Development	Holders'
	shares		$.001 par	shares		$.001 par	Capital	Subscription	Stage	Equity

Balance at October 22, 2004 (inception)	-		$-	-		$-	$-	$-	$-	$-

Issuance of common shares in exchange for:
Organization efforts				240,857		241	15,759	-	-	16,000
Services				75,268		75	4,925	-		5,000

Net loss									(21,000)	(21,000)

Balance at June 30, 2005	-		-	316,125		316	20,684	-	(21,000)	-

Issuance of common shares in exchange for:
Opticon software and other assets				1,264,500		1,265	98,735			100,000

Issued warrants for services							17,999			17,999

Net loss									(656,885)	(656,885)

Balance at June 30, 2006	-		-	1,580,625		1,581	137,418	-	(677,885)	(538,886)

Issued warrants for services							16,499			16,499

Net loss									(724,492)	(724,492)

Balance at June 30, 2007	-		-	1,580,625		1,581	153,917	-	(1,402,377)	(1,246,879)

Stock dividend				99,118		99	(99)			-
Fractional shares issued				65						-

Issuance of common shares in exchange for:
Services				3,000		3	2,997			3,000
Conversion of accrued liability						-	1,042,827			1,042,827
Cash				17,500		18	332			350
Subscription recievable				17,500		17	333	(350)		-
Services				6,000		6	23,994			24,000

Discount on conversion feature of debt							281,401			281,401
Amortization of conversion feature							(281,401)			(281,401)

Net loss									(372,042)	(372,042)

Balance at June 30, 2008	-		$-	1,723,808		$1,724	$1,224,301	$(350)	$(1,774,419)	$(548,744)

Issuance of shares in exchange for:
Conversion of debt and accrued interest				68,330,134		68,330	273,322			341,652
Conversion of debt and accrued interest				50,000,000		50,000	200,000			250,000
Conversion of promissory notes				12,000,000		12,000	48,000			60,000
Conversion of promissory notes				4,000,000		4,000	16,000			20,000
Services				3,738,354		3,738	91,112			94,850
Rent				82,000		82	13,858			13,940

Discount on conversion feature of debt							203,000			203,000
Amortization of conversion feature							(203,000)			(203,000)

Net loss									(450,920)	(450,920)

Balance at June 30, 2009	-		-	139,874,296		139,874	1,866,593	(350)	(2,225,339)	(219,222)

Issuance of shares in exchange for:
Conversion of promissory notes				6,860,119		6,860	43,140			50,000
Conversion of promissory notes				3,500,000		3,500	8,750			12,250
Conversion of promissory notes				23,000,000		23,000	-			23,000
Accrued salaries				1,500,000		1,500	14,425			15,925
Accrued salaries	217,037		217				100,569			100,786
Adjustment of accrued salaries							(46,992)			(46,992)
Services: Officer bonus	181,868		182				66,618			66,800
Services				126,756,857		126,757	316,710			443,467
Conversion of debt and accrued interest										-
Acquisition of TriMax Wireless, Inc.	2,500,000		2,500				4,796,364			4,798,864

Conversion of preferred shares	(2,254,785)		(2,255)	2,533,926,168		2,533,926	(2,531,671)			-

Net loss									(986,710)	(986,710)

Balance at June 30, 2010	644,120		644	2,835,417,440		$2,835,417	4,634,506	$(350)	$(3,212,049)	$4,258,168

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

			For the Period
	For the Year Year Ended		October 22, 2004
	June 30,		(inception) to
	2010	2009	June 30, 2010

Cash Flows from Operating Activities:
Net (loss) income	$(986,710)	$(450,920)	$(3,212,049)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	2,398	3,054	12,558
Issuance of stock in settlement of services	510,267	108,790	696,555
Changes in assets and liabilities:
Accounts receivable	48,124	(49,215)	(1,091)
Inventory	(110,726)	-	(110,726)
Due from affiliate	(580)	-	(580)
Deferred contract costs	26,696	(26,696)	-
Prepaid expenses	(949)	7,600	(2,949)
Bank overdraft	-	(6425)	-
Accounts payable	168,318	12,516	196,153
Accrued expenses	151,526	280,338	1,865,948
Customer deposits and deferred revenue	217,998	49,215	267,213
Net Cash (Used) Provided by Operating Activities	26,362	(71,743)	(288,968)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,799)	-	(10,259)
Capitalization of software development costs		-	(113,112)
Decrease (increase) in other assets		625	-
Net Cash (Used) by Operating Activities	(2,799)	625	(123,371)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	-	-	350
Proceeds from issuance of note payable	-	-	12,000
Repayments of notes payable	-	-	(6,000)
Related party advances	89,456	73,114	521,004
Net Cash (Used) Provided by Operating Activities	89,456	73,114	527,354

Net increase in Cash	113,019	1,996	115,015

Cash at beginning of period	1,996	-	-

Cash at end of period	$115,015	$1,996	$115,015

Supplemental cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in exchange of debt	$45,000	$421,652	$761,651
Issuance of common stock in exchange for accounts payable	$-	$5,850	$5,850
Issuance of common stock for software and other assets	$-	$-	$105,000
Investment in affiliate by transfer of software	$22,250	$-	$22,250
Sale of stock subscription	$-	$-	$350
Conversion of convertible debentures into common stock	$50,000	$-	$50,000
Stock issued for assets acquired	$6,509,362	$-	$6,509,362
Promissory note issued for the acquisition of assets	$712,500	$-	$712,500

The accompanying notes are an integral part of these consolidated financial statements.

 Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

1.           History of the Company and Nature of the Business

History of the Company

Infrax Systems, Inc. (formerly OptiCon Systems, Inc.) (“the Company”, “Infrax”) was formed as a Nevada corporation on October 22, 2004.  On July 29, 2005, the stockholders of the Company entered into an agreement to exchange 100% of the outstanding common stock of the Company, for common and preferred stock of FutureWorld Energy, Inc. (formerly Isys Medical, Inc.), a publicly traded company, at which time, the Company became a wholly owned subsidiary of FutureWorld Energy, Inc..

FutureWorld Energy, Inc. (“FutureWorld”), Infrax’s parent company, announced its intention to spin off Infrax (formerly OptiCon Systems, Inc.) through by the payment of a stock dividend.  In connection with the proposed spinoff, Infrax’s board of directors approved a stock dividend of 99,118 shares to FutureWorld, its sole shareholder.  On August 31, 2007, FutureWorld paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Infrax’s stock for every two shares they own of FutureWorld.  As of August 31, 2007, Infrax ceased being a subsidiary of FutureWorld.

 Nature of Business

Since its inception, the Company has been dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed, and acquired from Corning Cable System, Inc. through a related company, FutureTech Capital, LLC.    In October 2009, the Company began developing smart grid energy related products. As of June 29, 2010, the Company acquired the assets and management of Trimax Wireless Systems, Inc. (“Trimax”), in exchange for equity and a note payable.    The Trimax product line are  expected to provide an operating platform and enhanced operating effectiveness to the OptiCon Network Manager.

2.             Summary of Significant Accounting Policies

Basis of Accounting

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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

 Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

 Principles of Consolidation

The consolidated financial statements include the accounts and operations of Infrax Systems, Inc., and its wholly owned subsidiary, Infrax Systems SA (Pty) Ltd. (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and material intercompany transactions have been eliminated.

The Trimax Wireless, Inc. acquisition was effective June 29, 2010.  The agreement acquired all the assets and liabilities of Trimax Wireless, Inc.  As an asset purchase the acquired assets and liabilities are included in the accounts of Infrax Systems, Inc.

Development Stage Enterprise

The Company, in prior periods, presented financial statements as a development stage enterprise.   In the initial years the Company, devoted substantially all of its efforts to raising capital, planning and implementing the principal operations.   The Company may continue to incur significant operating losses and to generate negative cash flow from operating activities.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.   However, based on current and subsequent events, primarily the acquisition of Trimax Wireless Systems, Inc., management believes that the Company has established the primary business development plan.

Deconsolidation of a Subsidiary

On August 12, 2009, the Company organized PowerCon Energy Systems, Inc., a Nevada corporation, as a wholly owned subsidiary with the transfer of the R-4PC software architecture in exchange for 3,000,000 shares of PowerCon’s common stock.  On October 8, 2009, PowerCon issued Mr. Sam Talari, one of the Company’s directors, 16,000,000 shares of PowerCon in connection with a private placement, at which time PowerCon ceased being a wholly-owned subsidiary.

Variable Interest Entities

The Company considers the consolidation of entities to which the usual condition (ownership of a majority voting interest) of consolidation does not apply, focusing on controlling financial interests that may be achieved through arrangements that do not involve voting interest.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is generally required to consolidate assets, liabilities and non-controlling interests at fair value (or at historical cost if the entity is a related party) and subsequently account for the variable interest as if it were consolidated based on a majority voting interest.    The Company has evaluated all related parties, contracts, agreements and arrangements in which it may hold a variable interest.   The Company has determined it is not the primary beneficiary in any of these entities, arrangements or participates in any of the activities.

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, inventory, accounts payable and note payable and notes payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

 Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2010 and 2009, the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

The majority of cash is maintained with major financial institutions in the United States.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Accounts Receivable and Credit

Accounts receivable consist of amounts due for the delivery of sales to customers.   Prepayments on account are recorded as customer deposit, a current liability.   An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

 Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

Inventories

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of component parts and accessories available for sale.  Parts are generally purchased for projects, as minimal inventory is held to supply customers.
  Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2010 and 2009.

Intangible Property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks.  The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property.  The valuation considered future cash flows of the operating intangible assets acquired.  The valuation of the intellectual property was limited to the acquisition price, less the fair market value of identifiable assets.  The acquisition carrying value of the intellectual property was $6,329,342.  Intellectual property has an estimated useful life of 15 years.

Capitalized Software Development Costs

The Company capitalizes software development costs, under which certain software development costs incurred subsequent to the establishment of technological feasibility have been capitalized and are being amortized over the estimated lives of the related products. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.

Amortization begins when the product is available for release and sold to customers. Software development costs will be amortized based on the estimated economic life of the product, anticipated to be 10 years.

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, 2010 and 2009

Revenue Recognition

The Company is principally in the business of providing solutions for a secure intelligent energy platform that incorporates our secure wireless technology.  Contracts include multiple revenue components, comprised of our software licensing, hardware platforms, installation, training and maintenance.  In accordance with ASC 605-25 Multiple-Element Arrangements, revenue from licensing the software will be recognized upon installation and acceptance of the software by customers.  When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year.  Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement.

 Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

 Revenue associated with software sales to distributors is recognized, net of discounts, when the Company has performed substantially all its obligations under the arrangement.  Until such time as substantially all obligations under the arrangement are met, software sales are recognized as deferred revenue.  Costs and expenses associated with deferred revenue are also deferred.  When a software sales arrangements include a commitment to provide training and/or other services or materials, the Company estimates and records the expected costs of these training and/or other services and/or materials.

Stock Based Compensation

The Company issues restricted stock to consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the periods presented were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $3,049 and $0 for the years ended June 30, 2010 and 2009, respectively

Research and Development

The Company expenses research and development costs when incurred.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Earnings (Loss) Per Share

Basic EPS is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

 Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

Based on an estimated current value of the Company’s stock being equal to or less than the exercise price of the warrants, none of the shares assumed issued upon conversion of the warrants, nor any of the stock assumed issued under the Company's 2004 Non statutory Stock Option Plan, are included in the computation of fully diluted loss per share, since their inclusion would be anti-dilutive.  Convertible preferred shares have been included in the dilutive computation, as if they would have been converted at the end of the period.

Impact of Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures ("ASU 2010-06"). This standard updates FASB ASC 820, Fair Value Measurements ("ASC 820"). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company will adopt ASU 2010-06 on September 1, 2010; management does not expect the adoption to have a material impact on the financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update.  The company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the company.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the company.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740)-Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the company.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

 Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

3.             Going Concern

As of June 30, 2010, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit.  At of June 30, 2010, the Company had negative working capital in excess of $1.4 million, and approximately $115,000 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.             Property and Equipment

Property and equipment consists of the following:
	June 30,
	2010	2009
Office and computer equipment	$137,129	$8,587
Furniture and fixtures	51,883	3,873
Computer software	5,468	-
	194,480	12,460
Accumulated depreciation	11,229	9,254
	$183,251	$3,206

For the years ended June 30, 2010 and 2009, and for the period from October 22, 2004 (inception) to June 30, 2010, the total depreciation expense charged to operations totaled $1,975, $2,148, and $11,229, respectively.

5.            Intangible Assets

Intangible assets consists of the following:
	June 30,
	2010	2009
Opticon fiber optic management software	$189,862	$212,112
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	-
TriMax software	180,020	-
	6,700,224	213,112
Accumulated depreciation	1,329	906
	$6,698,895	$212,206

For the years ended June 30, 2010 and 2009, and for the period from October 22, 2004 (inception) to June 30, 2010, the total amortization expense charged to operations totaled $1,975, $2,148, and $11,229, respectively.

 Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

Opticon fiber optic management software

The Company purchased all rights, titles and interest in the Opticon fiber optic management software on July 26, 2005, from FutureTech, LLC. in exchange for common stock.  The agreement became effective upon FutureTech purchasing the acquired assets from Corning Cable Systems, LLC in exchange for $100,000 in cash.  The Company recorded the common stock at the transferor’s historical cost basis determined under generally accepted accounting principles.

On July 26, 2005, the Company purchased the OptiCon Network Manager software system which consisted of version R3 and R4.  At the time of the purchase, the software system was out of date and had to be updated and integrated with other current business software systems, before it could be distributed to customers.  The development of R3 software system was completed during the quarter ended December 31, 2006, and is available for distribution to customers.In September 2010 a transfer of 50% of the R3 license was returned to FutureTech, LLC at a carrying cost value of $22,250.

During the years ended June 30, 2009 and 2008, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  The capitalized software costs are amortized when the software is actually sold to customers.  Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software’s economic life.  At June 30, 2010 and 2009 and the period October 22, 2004 (date of inception)through June 30, 2010, amortization expense was $423, $906 and $1,329, respectively.

TriMax intellectual property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks.  The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property.  The valuation considered future cash flows of the operating intangible assets acquired.  The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets.  The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing.  The acquisition carrying value assigned to the intellectual property was $6,329,342.

TriMax software

Software development costs, in the amount of $180,020, were acquired in the Trimax acquisition.  The proprietary software was an identified asset of the acquisition and valued at cost.  The capitalized software is available for sale and is to be amortized over a 5 year period.

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2011	$459,144
2012	459,144
2013	459,144
2014	459,144
2015	458,944
thereafter	4,403,375
$6,698,895

 Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

6.              Accrued Expenses

Accrued expenses at June 30, 2009 and 2008 were as follows:

	June 30,
	2010	2009
Accrued salaries	$186,989	$124,167
Accrued vacations	24,456	17,835
Payroll tax liabilities	66,589	43,789
Accrued consulting	125,118	109,150
Accrued legal	47,000	45,000
Accrued software training	-	20,000
Accrued commissions	-	5,790
Accrued interest	24,649	6,710
Accrued expenses	4,166	-
	$478,967	$372,441

 7.              Debt Agreements

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. (“Trimax”) for the purchase of their business assets and technology for preferred shares of the Company, the assumption of liabilities and a note payable, in the amount of $712,500.00.  The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment.  The Company  shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof ("Maturity Date") (December 29, 2010).  Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date.

The Company has a Master Note Agreement, as an unsecured line of credit, from Mr. Sam Talari.  The Master Note is for operational capital up to $350,000 and bears interest at 5% per annum.

On June 17, 2010 the Company entered into a Bridge Loan Agreement with Blue Diamond Consulting, LLC (“Lender”).  The Company may be advanced up to $500,000, secured by the Company’s common stock.  Advances may be requested in increments of $25,000 and bear interest of 8% per annum.   Advances have repayment terms of six months from the date of the requested advance.  The Lender has the right, at their option, to convert any amounts due, plus interest, into the Company’s common stock at a conversion rate, as defined, at 50% of the closing bid price at the date of conversion request.  As of June 30, 2010, there have been no requested advances and no amount is due to Lender.

8.           Related Parties Disclosures

Employment Agreements

The following agreements are with Shareholders, Directors and Members of the Board:

 Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

Saed (Sam) Talari

Effective August 1, 2009, the Company entered into a three-year employment agreement with Saed (Sam) Talari, one of the Company’s directors.  The agreement was automatically renewed for an additional one-year period, and subsequently renewed by the Board for an additional one-year period through July 31, 2013.  The Agreement provides for (a) a base salary of $15,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Paul J. Aiello

On October 19, 2010, as amended January 1, 2010, the Company entered into a three-year employment agreement with Paul Aiello, one of the Company’s directors.  The Agreement provides for (a) a base salary of $12,000 per month, (b) a signing bonus of $10,000, (c) four week vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.  Additionally Mr. Aiello has the option to purchase 15,000,000 shares of common stock at $.02 per share, ratably vesting at the employment anniversary date.

Malcolm F. Welch

 On October 6, 2009, the Company entered into a one-year employment agreement with Malcolm F. Welch, one of the Company’s directors and Co-Chairman of the Board.    The agreement is automatically extended for successive one one-year periods, unless previously terminated.    The Agreement, as amended effective January 1, 2010 provides for (a) a base salary of $2,000 per month; (b) eligibility to receive 375,000 shares of  the Company ’s common stock based on the employee’s achievement of goals and objectives approved by the Board; (c) an option to purchase 375,000 shares of  the Company common stock at $0.025 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) a bonus based on the level of funding  the Company achieves through  December 31, 2010 ; (e) two week vacation during first year of employment; and (f) all group insurance plans and other benefit plans and programs made available to  the Company ’s management employees.

Other employment agreements exist with employees.  As of June 30, 2010 and 2009, the accrued compensation under the employment agreements was $189,989 and $124,167, respectively.  Additionally, as of June 30, 2010 and 2009, the Company also accrued vacation pay under employment agreements in the amount of $24,456 and $17,835 respectively.

Line of Credit, Master Agreement

On September 6, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  Mr. Talari, time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $185,704 and $51,248 remains outstanding at June 30, 2010 and 2009, respectively.  In addition, the Company has accrued interest on this loan in the amount of $5,390 and $300 at June 30, 2010 and 2009, respectively.

 Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

 Loan from Related Parties

During the year ended June 30, 2008, FutureWorld Energy, Inc. (formerly Isys Medical), OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At June 30, 2010 and 2009, the amount owed to FutureWorld Energy on this promissory note was $7,802 and $7,802 respectively, and has accrued interest of $655 and $31, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individual and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $180,505 due to two individuals as of June 30, 2010.

Stock Transactions

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

On October 3, 2009, the Company agreed to split a portion of the existing debt balance on the Master Note, described above, into two (2) $25,000 convertible notes, with interest at the rate of 5% per annum, and convertible into shares of the Company’s common stock at 40% discount to the 5-day average bid price per share.  Mr. Talari assigned these notes to Eventus Capital, Inc., an unrelated company, for business unrelated to the Company.  On February 9, 2010 and March 25, 2010 respectively, the Company agreed to the conversion of these notes by Eventus Capital into 1,860,119 and 5,000,000 shares respectively of the Company’s restricted common stock.

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

 Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

9.              Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 2,192 shares, at an adjusted average exercise price of $34.60.  All of the Warrants expire on November 11, 2011.  All of the Warrants granted were non-qualified fixed price warrants.

The following table summarizes the activity related to the stock purchase warrants and options and weighted average assumptions for the years ended June 30, 2010 and 2009:

			(a) (b)		Weighted Average
			Exercise Price		Exercise Price
	Shares		per Share		per Share
	Warrants	Options (c)	Warrants	Options	Warrants	Options
Balance at October 22, 2004	–	–	$-	$-	$-	$-
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2005	–	–	–	–	–	–
Granted	541	–	73	–	35	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2006	541	–	73	–	35	–
Granted	1,651	–	22	–	35	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at June 30, 2007	2,192		–	–	35	–
Granted	–	1,134,365	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Exercisable at June 30, 2008	2,192	1,134,365	-	–	35	-
Granted	–	597,947	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	(1,732,312)	–	(0.05)	–	--
Exercisable at June 30, 2009	2,192	-	-	-	35	-
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	--	–	–	–	--
Exercisable at June 30, 2010	2,192	-	$-	$-	$35	$-

Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

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

The Board of Directors authorized 60,214 shares of the Company's common stock to be set aside, which may be issued under the Option Plan.  As of June 30, 2010 and 2009, no shares have yet been issued under the Option Plan.

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

On November 24, 2009, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering the 5,000,000 shares (S-8 shares) under the Stock Plan.  As of June 30, 2010, all shares have been issued.

On May 12, 2010 the Company’s Board of Directors authorized an additional 5,000,000 shares of common stock available under the Employees and Consultants Stock Compensation Plan, to pay for services from employees and consultants.  The Company may file a registration statement on Form S-8 in the future.

Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

 11.           Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended June 30, 2010 and 2009:

	Year Ended June 30,
	2010	2009
Federal at federal statutory rate	(34.00)%	(34.00)%
State, net of federal deduction	(3.30)%	(3.30)%
Change in valuation allowance	37.3%	37.3%
Effective tax rate	0.00%	0.00%

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended June 30, 2010 and 2009 or for the period October 22, 2004 (date of inception) through June 30, 2010.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30, 2010	Year Ended June 30, 2009	October 22, 2004 (inception) through June 30, 2010

Income tax benefit at statutory rate	$(371,300)	$(156,756)	$(1,144,907)
Increase (decrease) in income taxes due to:
Change in valuation allowance	371,300	156,756	1,144,907
	$-	$-	$-

Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

 Net deferred tax assets and liabilities were comprised of the following:

	Year Ended June 30, 2010	Year Ended June 30, 2009		October 22, 2004 (inception) through June 30, 2010
Deferred tax asset (liability), current:
Accounts receivable	$400		$17,109	$17,109
Deferred costs	0		9,280	9,280
Accrued salaries	70,400		43,165	43,165
Accrued vacation pay	9,200		6,200	6,200
Payroll tax liabilities	25,100		3,498	3,498
Deferred revenue	100,600		17,109	17,109
Accrued consulting fees	47,100		37,944	37,944
Other accrued expenses	27,000		26,942	26,942
Prepaid expenses	-		-	-
Valuation allowance	(279,800)		(161,247)	(161,247)
	$-		$-	$-

Deferred tax asset (liability), non-current
Net operating loss	$92,200	$	(3,829)	$613,022
Property and equipment	(700)		(662)	(662)
Valuation allowance	(91,500)		4,491	(612,360)
	$-		$-	$-

The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2010 or 2009 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $1,197,000 from inception to June 30, 2010, which will expire, unless used to offset future federal taxable income beginning in 2024.

12.            Commitments and Contingencies

Lease/Rental Agreements

On March 11, 2010, the Company entered into a lease with Accu Centre, an unrelated party for executive offices and computer center in Pinellas Park, Florida. The lease is for a three year period, commencing May 2010, with option to terminate the lease after one year, upon adequate notification (90 days).  Base rent is $2,756 per month, with annual cost increases.  The future annual minimum rental for each of the next three years is $33,075, subject to 4% increases per year.

Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

Rent expense for the years ended June 30, 2010 and 2009 amounted to $22,318 and $61,666 respectively.

Foreign Currency Translation

 The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At June 30, 2010 and 2009 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations as of June 30, 2010 and 2009.

16.             Subsequent Events

On August 1, 2010, the Company entered into a one year lease, with an unrelated party, for location occupied by Trimax Wireless, Inc.  The premise, located in Naples Florida is allocated to executive offices and storage center. The lease commenced August 1, 2010 with an annual base rent of $24,000 for the twelve month period ending July 31, 2011.

 17.           Proforma Accounting for Trimax Wireless, Inc. Acquisition

On June 29, 2010 the Company acquired the assets and liabilities of Trimax Wireless Systems, Inc., including licenses and trademarks.  The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property.  The valuation of the intellectual property considered discounted future cash flows of the operating intangible assets acquired.  The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets.  The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing.  The fair market value of consideration issued (stock and note payable) to the sellers was an aggregate amount of $6,511,364.  The value assigned to the carrying value of the acquired intellectual property was $6,329,342.

Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

Unaudited proforma financial information is provided as if the acquisition occurred at the beginning of the fiscal year.  The financial information presents the combined companies to reflect a full year activity as a consolidated company.
Infrax Systems, Inc.
Proforma Balance Sheet
As of June 30, 2010
(unaudited)

	Infrax, Inc.	Infrax, SA	TriMax	Adjust(a)	Elimin	Consolidated
ASSETS
Cash	$9,144	$-	$105,871			$115,015
Accounts receivable	-	-	1,091			1,091
Inventory	-	-	110,726			110,726
Loan recievable from affiliate	657	-	-		(77)	580
Prepaid expenses	2,949	-	4,870			7,819
total current assets	12,750	-	222,558			235,231

Fixed Assets	15,259	-	179,221			194,480
Accumulated depreciation	(11,229)	-	-			(11,229)
	4,030	-	179,221			183,251

Intangible property	190,862	-	180,020	6,329,342		6,700,224
Accumulated amortization	(1,329)	-	-			(1,329)
Investment in affiliate	-	-	-	182,180	(182,180	-
	189,533	-	180,020			6,698,895

TOTAL ASSETS	$206,313	$-	$581,799			$7,117,377

LIABILITIES
Accounts payable	$67,755	$-	$128,398			$196,153
Accrued expenses	474,801	-	4,166			478,967
Customer deposits and deferred revenue	-	-	267,213			267,213
Loans from shareholders	185,704	77	-		77	185,858
Notes payable	6,000	-	-	712,500		718,500
Loans and notes payable, related parties	7,802	-	-			7,802
total liabilities	742,062	77	399,777			1,854,493

STOCKHOLDERS' EQUITY
Capital	2,671,195	158	182,022	5,799,022	158	8,652,555
Retained earnings	(3,206,944	(235)	-			(3,389,671)
	(535,749)	(77)	182,022			5,262,884

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$206,313	$-	$581,799			$7,117,377

(a) Adjustment for fair market value of stock issued for value of assets acquired.

Infrax Systems, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009 and the Period
October 22, 2004 (Date of Inception) through June 30, 2010

Infrax Systems, Inc.
Proforma Income Statement
For the Year Ended June 30, 2010
(unaudited)

	Infrax, Inc.	Infrax, SA	TriMax	Adjust(a)	Elimin	Consolidated

Revenues	$9,895	$-	$1,163,588			$1,173,483
Direct costs	-	-	336,880			336,880
	9,895	-	826,708			836,603

Operating Expenses:
Salaries and benefits	644,512	-	70,974			715,486
Consulting	128,111	-	-			128,111
Professional fees	60,886	-	311,582			372,468
General and administrative	127,321	235	222,065			349,621
Amortization and depreciation	2,398	-	38,923			41,321
Interest expenses	11,861	-	13,431			25,292
Equity losses of investee	22,250	-	-			22,250
Miscellaneous	(969)	-	-			(969)
Provision for income taxes	-	-	-			-
	996,370	235	656,975			1,653,580
						-
Net Income (Loss)	$(986,475)	$(235)	$169,733			$(816,977)

Net loss per share, basic						$(0.00)
Weighted average shares outstanding						186,355,109

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During our fiscal year our prior audit firm, KBL LLC of Tampa Florida, was succeeded by Meeks International, LLC of Tampa Florida.  On August 13, 2010 our Board of Directors dismissed Meeks International, LLC.  The decision was not based on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.  The Board of Directors engaged Randall N. Drake, CPA, PA of Clearwater Florida as our independent registered accounting firm.

Item 9A.  Controls and Procedures.

Not applicable.

Item 9A(T).  Controls and Procedures

As of June 30, 2010 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of June 30, 2010 such disclosure controls and procedures were not effective.

·	We do not have adequate personnel and other resources to assure that significant and complex transactions are timely analyzed and reviewed.
·
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

·
Our limited financial resources restrict our employment adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise effective control over financial reporting.

·
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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2010 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Name	Age	Position(s)	Director since

Saed (Sam) Talari	48	Co-Chairman	2004
Malcolm F. Walsh	63	Co-Chairman	2009
Paul J. Aiello	50	President and Chief Executive Officer	2009
Peter Messineo	50	Secretary and Director (a)	2010
Cristino L. Perez	66	Chief Financial Officer, Secretary and Director (b)	2008

Saed (“Sam”) Talari

Mr. Talari has been one of our directors since 2004.  Mr. Talari became our Chairman on June 1, 2008, and our Acting Chief Executive Officer on November 21, 2008.  Mr. Talari’s employment during the five year period prior to this annual report, and for certain years before that period, is as follows:

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

Malcolm F. Walsh

Malcolm F. Welch, Co-Chairman of the Board,  is an accomplished information technology executive who brings over 35 years of experience and a thorough understanding of the processes and a related technology issues to be faced in developing, deploying and managing IT organizations dedicated to delivering services in high performance environments.

As Chief Technology Officer (CTO) for Aetna Insurance he was directly responsible for an $850 million technology budget as well as leading a technology staff of 500 people. In addition, he was responsible for promoting, encouraging and implementing company-wide IT privacy and security policy formulation, IT services strategy/structure and all Enterprise Architecture.

Prior to Aetna, he was Senior Vice President of technology consulting at Comdisco, Inc. In previous roles, he has worked in many different corporate environments from start-ups to large multi-national firms. At start-up USConnect Inc., he expanded the organization from its original six (6) firms to a constituency of 32 firms in the US, Canada and South America, giving USConnect the broadest geographic coverage of any national micro/network integration firm.

The large corporate time included positions at Allied–Signal/Bunker Ramo Corporation, Honeywell Information Systems and National Semiconductor/Data Terminal Systems, Inc. In addition, Mr. Welch served as Chief Systems Programmer for the U.S. Army Command & Control Support Detachment.

Mr. Welch’s senior management experience has covered a broad diversity of business, management, technology and consulting skills. He possesses in-depth industry experience in Financial Services, Insurance, Telecommunications, and HealthCare. His senior management positions have covered business development, strategic planning, product management and product development.

Mr. Welch holds a dual Bachelor of Science degree in computer sciences and mathematics from the University of Illinois.

Paul J. Aiello

Mr. Aiello has been our President and Chief Executive Officer since October 19, 2009. Mr. Aiello also serves as a Director. Mr. Aiello has over 25 years of executive experience in the telecommunications and technology industry.

•	December 2005 to September 2009 – Mr. Aiello served as COO of GoVertical, a technology design and deployment company.
•	July 2002 to November 2006 – Mr. Aiello served as Vice President of Sales and Business Operations for Progress Telecom, a major telecommunications carrier.
•
1994 – 2002 _ Mr. Aiello served in a variety of executive positions for The Williams Companies communications units (WilTel, Williams Communications, etc) including Vice President of Global Sales, Vice President of Strategic & Government Accounts and General Manager.

Mr. Aiello earned a Bachelor of Arts degree in Political Science from the State University of New York at Albany in 1981.

Peter Messineo (a)

Mr. Messineo is a certified public accountant in Florida and New York and is a registered public accountant with the Public Company Accounting Oversight Board (“PCAOB”).  Peter has over 25 years of accounting experience in public accounting practice, consulting and private industry as Controller and CFO.

Public accounting experience has been with national (BDO Siedman, LLP) and regional CPA firms (Pender Newkirk & Co, LLP from 2004 through 2007) servicing a broad based clientele including software, manufacturing firms, distribution companies, and various service industry companies. Consulting experience has been with an international consulting firm (Jefferson Wells International from 2007 through 2009) servicing multi-billion dollar clients, in the capacity of financial support and reporting.  Since 2009 Peter has been serving multiple clients registered with the Securities and Exchange Commission as a Board Member or in the capacity of compliance with quarterly and annual filings.  Peter serves on a part-time basis, since his election on September 6, 2010.

Peter received his degree in accounting from Pace University in New York in 1981and his Masters in Business Administration in Finance from Long Island University in 1998.

Cristino L. Perez(b)

Mr. Perez held the position of our Chief Financial Officer on a part-time basis since January 1, 2007 till his resignation on September 6, 2010.

 Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2009 or 2008 fiscal year.

Code of Ethics.

On July 1, 2005, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended June 30, 2009, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Paul J. Aiello, Chief Executive Officer, 6365 53rd St. N, Pinellas Park, FL 33781.  We have posted our Code of Ethics on our website
http://www.infraxinc.com/about-us/investor-relations/, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

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

Compensation Objectives

Performance.  Our two executives’ who are identified in the Summary Compensation Table, (whom we refer to as our named executives) have held different positions with increased levels of responsibility over the period that they have served the Company. The amount of compensation for each named executive reflects his management experience, performance and service.  A key element of compensation is equity incentive compensation in the form of our common stock, and participation in our Non statutory Stock Option Plan, although no shares have been granted to date.

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

Name and principal position	Year	Salary	Bonus	Stock Award	All other compensation	Total
Saed (Sam) Talari, Co-Chairman	2010	$ 164,000	-0-	-0-	-0-	$ 84,000
	2009	$ 84,000	-0-	-0-	-0-	$ 84,000
	2008	$ -0-	-0-	-0-	-0-	$ 84,000
Malcolm F. Walsh, Co-Chairman	2010	$ 18,000	-0-	-0-	-0-	$ 18,000
Paul J. Aiello, President and Chief Executive Officer	2010	$ 119,000	-0-	-0-	-0-	$119,000
Cristino L. Perez, former Chief Financial Officer (Principal Accounting Officer)	2010	$ 60,000	-0-	-0-	-0-	$ 60,000
	2009	$ 48,000	$20,000	-0-	-0-	$ 68,000
	2008	$ 39,000	-0-	-0-	-0-	$ 39,000
Peter Messineo, Secretary and Director	2010	$ -0-	-0-	-0-	-0-	$ -0-

Compensation is in the form of one or a combination of cash, stock or as an unpaid accrual.

EMPLOYMENT AGREEMENTS

Saed (“Sam”) Talari

We have a three-year agreement with Mr. Talari, effective  August 1, 2009, the Company entered into a three-year employment agreement with Saed (Sam) Talari, one of the Company’s directors.  The agreement is automatically renewed for successive one-year periods.  The Agreement provides for (a) a base salary of $15,000 per month, (b) four week vacation within one year of the starting date, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. Mr. Talari waived the increase in salary for the months of August and September 2009.

 Paul Aiello

On October 19, 2010, as amended January 1, 2010, the Company entered into a three-year employment agreement with Paul Aiello, one of the Company’s directors.  The Agreement provides for (a) a base salary of $12,000 per month, (b) a signing bonus of $10,000, (c) four weeks vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.  Additionally Mr. Aiello has the option to purchase 15,000,000 shares of common stock at $.02 per share, ratably vesting at the employment anniversary date.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

—	each of our directors and executive officers, at August 30, 2010;
—	our directors and executive officers as a group, at August 30, 2010; and
—	other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

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

Name	Number of shares	Percent of Ownership

Saed (Sam) Talari (a)	1,921,136,134	67.75%
Paul J. Aiello	126,060,000	4.45%
Cristino Perez	955,275	-%
All directors and officers as a group (3 persons)	2,048,151,409	72.23%

______________

(a) Mr. Talari owns 61,579,713 of our shares both legally and beneficially, 647,425 of our shares beneficially, the legal ownership being held by FutureTech, and 1,858,908,996 of our shares beneficially, the legal ownership being held by NeuWorld Communications, both companies being owned entirely by Mr. Talari.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal years 2010 and 2009, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control; except the following:

•
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

•
On November 13, 2008, the Company agreed to split the $203,000 note into two (2) notes of $20,000 each, and one note of $163,000 under the same terms and conditions.  On November 18, 2008, the Company agreed to convert the two (2) notes of $20,000 into 8,000,000 shares of the Company’s common stock at $.005 per share.

•
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

•
On October 3, 2009, the Company agreed to split a portion of the existing debt balance on the Master Note, described above, into two (2) $25,000 convertible notes, with interest at the rate of 5% per annum, and convertible into shares of the Company’s common stock at 40% discount to the 5-day average bid price per share.  Mr. Talari assigned these notes to Eventus Capital, Inc., an unrelated company, for business unrelated to the Company.  On February 9, 2010 and March 25, 2010 respectively, the Company agreed to the conversion of these notes by Eventus Capital into 1,860,119 and 5,000,000 shares respectively of the Company’s restricted common stock.

•
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

Item 14.  Principal Accountant Fees and Services

The following table sets forth amounts we have been billed with respect to 2010 and 2009 for certain services provided by our independent accountants, KBL, LLP, CPAs.  The firm of KBL, LLP, CPAs was succeeded by Meeks International, LLP, which performed the review of our March 31, 2010 10Q:

Service	2010	2009
Audit	$16,000	$10,000
Review of unaudited financial statements	$6,081	$7,500
Audit-related fees	$0	$0
Tax compliance, tax advice and tax planning	$0	$0
All other services	$0	$0

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

Signature, Name and Position:	Date:

/s/ Paul J. Aiello	September 30, 2010
Paul J. Aiello, Principal Executive Officer

/s/ Peter Messineo	September 30, 2010
Principal Financial Officer and Principal Accounting Officer and Director