Form 10-Q
period 2010-09-30
INFRAX SYSTEMS, INC.
filed 2010-11-15
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2010 (First Quarter)

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

(727) 498-8514
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2010 was 2,835,417,440 shares.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Balance Sheet

	September 30,	June 30,
	2010	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$8,888	$115,015
Accounts receivable	16,392	1,091
Inventory	130,280	110,726
Loan receivable from affiliate	580	580
Prepaid expenses	3,248	2,949
Total current assets	159,388	230,361

Property & equipment, net of accumulated
depreciation of $19,860 and $11,229, respectively	174,620	183,251

Intangible property, net of accumulated
amortization of $111,420 and $1,329, respectively	6,588,804	6,698,895
Total Assets	$6,922,812	$7,112,507

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$290,416	$196,153
Accrued expenses	672,781	478,967
Customer deposits and deferred revenue	-	267,213
Notes payable	733,500	718,500
Loans and notes payable, related parties	7,802	7,802
Total current liabilities	1,704,499	1,668,635

Notes payable to Shareholder	278,804	185,704
Total liabilities	1,983,303	1,854,339

Stockholders' Equity
Preferred Stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
385,702 and 0 issued and outstanding	386	386
Series B Convertible: 100,000,000 shares designated;
258,418 and 0 issued and outstanding	258	258
Common Stock, $.001 par value, 5,000,000,000 shares
authorized; 2,835,417,440 and 139,930,221 shares
issued and outstanding, respectively	2,835,417	2,835,417
Additional paid-in capital	5,634,506	5,634,506
Subscriptions receivable	(350)	(350)
Accumulated deficit during development stage	(3,530,708)	(3,212,049)
Total stockholders' deficit	4,939,509	5,258,168
Total Liabilities and Stockholders' Equity	$6,922,812	$7,112,507

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Statement of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2010	2009

Revenues	$319,644	$-
Direct costs	40,732	-
Gross Profit	278,912	-

Operating expenses:
Salaries and benefits	156,139	24,615
Consulting	143,054	36,152
Professional fees	31,439	22,500
General and administrative	136,550	20,329
Amortization and depreciation	118,722	460
Total operating expenses	585,904	104,056

Other income (expense):
Interest expenses	(11,667)	(2,576)
Total other income (expense)	(11,667)	(2,576)

Loss from operations before income taxes	(318,659)	(106,632)
Provision for income taxes	-	-
Net loss	$(318,659)	$(106,632)

Earnings (loss) per share:
Basic	$(0.00)	$(0.00)
Dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	865,769,836	113,692,654
Dilutive	915,534,723	113,692,654

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Statement of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(318,659)	$(106,632)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	118,722	460
Issuance of stock in settlement of services	-	3,000
Changes in assets and liabilities:
Accounts receivable	(15,301)	-
Inventory	(19,554)	-
Prepaid expenses	(299)	70
Accounts payable	94,263	5,490
Accrued expenses	193,814	41,855
Customer deposits and deferred revenue	(267,213)	-
Net Cash (Used) Provided by Operating Activities	(214,227)	(55,757)

Cash Flows from Investing Activities:
Decrease (increase) in other assets	-	(2,664)
Net Cash (Used) by Operating Activities	-	(2,664)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	15,000	-
Related party advances	93,100	66,477
Net Cash (Used) Provided by Operating Activities	108,100	66,477

Net increase/decrease in Cash	(106,127)	8,056

Cash at beginning of period	115,015	1,996

Cash at end of period	$8,888	$10,052

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and the Period from
October 22, 2004 (Date of Inception) through September 30, 2010
(Unaudited)

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

 Nature of Business

Since its inception, the Company has been dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed, and acquired from Corning Cable System, Inc. through a related company, FutureTech Capital, LLC.    In October 2009, the Company began developing smart grid energy related products. As of June 29, 2010, the Company acquired the assets and management of Trimax Wireless Systems, Inc. (“Trimax”), in exchange for equity and a note payable.    The Trimax product lines are expected to provide an operating platform and enhanced operating effectiveness to the OptiCon Network Manager.

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

2.             Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2010, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of results expected for the full year ending June 30, 2011.  In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2010, and the results of operations and changes in cash flows for all periods presented, have been made.  These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2010 on Form 10-K filed with the SEC on September 28, 2010.

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and the Period from
October 22, 2004 (Date of Inception) through September 30, 2010
(Unaudited)

 Principles of Consolidation

The consolidated financial statements include the accounts and operations of Infrax Systems, Inc., and its wholly owned subsidiary, Infrax Systems SA (Pty) Ltd, an inactive foreign subsidiary (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and material intercompany transactions have been eliminated.

The Trimax Wireless, Inc. acquisition was effective June 29, 2010.  The Company, per the agreement, acquired all the assets and liabilities of Trimax Wireless, Inc.  As an asset purchase the acquired assets and liabilities are included in the accounts of Infrax Systems, Inc.

Previously a Development Stage Enterprise

The Company, in prior periods, presented financial statements as a development stage enterprise.   In the initial years the Company, devoted substantially all of its efforts to raising capital, planning and implementing the principal operations.   The Company may continue to incur significant operating losses and to generate negative cash flow from operating activities.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.   However, based on current events, primarily the acquisition of Trimax Wireless Systems, Inc., management believes that the Company has established the primary business development plan.

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

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, inventory, accounts payable, accrued expenses, and note payable and notes payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and the Period from
October 22, 2004 (Date of Inception) through September 30, 2010
(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of September 30, 2010 and June 30, 2010, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

 Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at September 30, 2010 and June 30, 2010.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and the Period from
October 22, 2004 (Date of Inception) through September 30, 2010
(Unaudited)

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at September 30, 2010 and June 30, 2010.

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and the Period from
October 22, 2004 (Date of Inception) through September 30, 2010
(Unaudited)

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $2,538 and $0 for the three month periods ending September 30, 2010 and 2009, respectively

Research and Development

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

Recently Issued Accounting Pronouncements

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and the Period from
October 22, 2004 (Date of Inception) through September 30, 2010
(Unaudited)

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. This guidance is effective for the fourth quarter of 2010, and as it only amends disclosure requirements, the Company does not expect the adoption of this guidance to have a material effect on its Condensed Financial Statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.             Going Concern

As of September 30, 2010, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit.  As of September 30, 2010, the Company had negative working capital in excess of $1.5 million, and approximately $9,000 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even.  Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.             Property and Equipment

Property and equipment consists of the following:
	September 30,	June 30,
	2010	2010
	(unaudited)	(audited)
Office and computer equipment	$137,129	$137,129
Furniture and fixtures	51,883	51,883
Computer software	5,468	5,468
	194,480	194,480
Accumulated depreciation	19,860	11,229
	$174,620	$183,251

For the three months ended September 30, 2010 and 2009, the total depreciation expense charged to operations totaled $8,631, and $460, respectively.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and the Period from
October 22, 2004 (Date of Inception) through September 30, 2010
(Unaudited)

5.            Intangible Assets

Intangible assets consists of the following:
	September 30,	June 30,
	2010	2010
	(unaudited)	(audited)
Opticon fiber optic management software	$189,862	$189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	80,020	80,020
	6,700,224	6,700,224
Accumulated amortization	111,420	1,329
	$6,588,804	$6,698,895

For the three months ended September 30, 2010 and 2009, the total amortization expense charged to operations totaled $110,091 and $0, respectively.

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

On July 26, 2005, the Company purchased the OptiCon Network Manager software system which consisted of version R3 and R4.  At the time of the purchase, the software system was out of date and had to be updated and integrated with other current business software systems, before it could be distributed to customers.  The development of R3 software system was completed during the quarter ended December 31, 2006, and is available for distribution to customers. In June 2010 a transfer of 50% of the R3 license was returned to FutureTech, LLC at a carrying cost value of $22,250.

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

TriMax software

Software development costs, in the amount of $180,020, were acquired in the Trimax acquisition.  The proprietary software was an identified asset of the acquisition and valued at the historical carrying value, cost.  The capitalized software is available for sale and is to be amortized over a 5 year period.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and the Period from
October 22, 2004 (Date of Inception) through September 30, 2010
(Unaudited)

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2011	$349,053
2012	459,144
2013	459,144
2014	459,144
2015	458,944
thereafter	4,403,375
$6,588,804

6.          Accrued Expenses

Accrued expenses at September 30, 2010 and June 30, 2010 were as follows:

	September 30,	June 30,
	2010	2010
	(unaudited)	(audited)
Accrued salaries	$447,573	$278,034
Accrued consulting	131,118	125,118
Accrued professional	61,500	47,000
Accrued interest	27,775	24,649
Accrued expenses	4,815	4,166
	$672,781	$478,967

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

On August 31, 2010, Mr. Talari assigned part of his debt, in the amount of $15,000.  The note is interest bearing at 8%, with a maturity date of one year.  This note is convertible into the Company’s common stock at a discounted rate.

The Company issued a demand note to an unrelated party, with an unpaid balance in the amount of $6,000, with an annual interest rate of 18%.  There are no repayment terms.  Accrued interest, since inception is $3,912, as of September 30, 2010.

The Company has a Master Note Agreement, as an unsecured line of credit, from Mr. Sam Talari.  The Master Note is for operational capital up to $350,000 and bears interest at 5% per annum.

On June 17, 2010 the Company entered into a Bridge Loan Agreement with Blue Diamond Consulting, LLC (“Lender”).  The Company may be advanced up to $500,000, secured by the Company’s common stock.  Advances may be requested in increments of $25,000 and bear interest of 8% per annum.   Advances have repayment terms of six months from the date of the requested advance.  The Lender has the right, at their option, to convert any amounts due, plus interest, into the Company’s common stock at a conversion rate, as defined, at 50% of the closing bid price at the date of conversion request.  As of September 30, 2010, there have been no requested advances and no amount is due to Lender.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and the Period from
October 22, 2004 (Date of Inception) through September 30, 2010
(Unaudited)

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

Line of Credit, Master Agreement

On September 6, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  Mr. Talari, time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $278,804 and $185,704 remains outstanding at September 30, 2010 and June 30, 2010, respectively.  In addition, the Company has accrued interest on this loan in the amount of $10,822 and $5,390 at September 30, 2010 and June 30, 2010, respectively.

 Loan from Related Parties

During the year ended June 30, 2008, FutureWorld Energy, Inc. (formerly Isys Medical), OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At September 30, 2010 and June 30, 2010, the amount owed to FutureWorld Energy on this promissory note was $7,802 and $7,802 respectively, and has accrued interest of $2,049 and $655, respectively.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and the Period from
October 22, 2004 (Date of Inception) through September 30, 2010
(Unaudited)

Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individual and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $66,246 due to two individuals as of September 30, 2010.

Stock Transactions

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

The following table summarizes the activity related to the stock purchase warrants and options and weighted average assumptions for the period ended September 30, 2010:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2009	2,192	2,192	$34.60	$34.60	1.0 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, June 30, 2010	2,192	2,192
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, September 30, 2010	2,192	2,192

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and the Period from
October 22, 2004 (Date of Inception) through September 30, 2010
(Unaudited)

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	3.990%
Expected lives (years)	1.0
Expected price volatility	455.0%
Forfeiture Rate	0.0%

10.             Stock Option Plan

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

On November 24, 2009, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering the 5,000,000 shares (S-8 shares) under the Stock Plan.  As of September 30, 2010, all shares have been issued.

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

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30, 2010	Year Ended June 30, 2010

Income tax benefit at statutory rate	$(488,300)	$(371,300)
Increase (decrease) in income taxes due to:
Change in valuation allowance	488,300	371,300
	$-	$-

The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2010 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $1,197,000 from inception to June 30, 2010, which will expire, unless used to offset future federal taxable income beginning in 2024.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and the Period from
October 22, 2004 (Date of Inception) through September 30, 2010
(Unaudited)

12.           Capital Equity

Preferred shares are convertible into 300 shares of the Company’s common stock, at the option of the holder.

13.            Commitments and Contingencies

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

On August 1, 2010, the Company entered into a one year lease, with an unrelated party, for location occupied by Trimax Wireless. The premise, located in Naples Florida is allocated to executive offices and storage center. The lease commenced August 1, 2010 with an annual base rent of $24,000 for the twelve month period ending July 31, 2011.

Rent expense for the periods ended September 30, 2010 and 2009 amounted to $14,268 and $61,666 respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At September 30, 2010 and 2009 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations as of September 30, 2010 and June 30, 2010.

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

The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the fiscal year ended June 30, 2010. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements.

Name Changes

Effective December 2, 2009, with the majority shareholder’s approval, the name of the Company was changed from OptiCon Systems, Inc. to Infrax Systems, Inc.

Changes in Management

On September 2, 2010, the Company accepted the resignation of our Principal Accounting Officer, Cristino L. Perez and was replaced by Peter Messineo.

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

Recent Accounting Pronouncement

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended June 30, 2010.

Off-Balance Sheet Arrangements:

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Subsequent Events:

None

RESULTS OF OPERATIONS

For the three months ended September 30, 2010 and 2009:

During the three month period ended September 30, 2010, we had sales from the delivery of equipment and services in the amount of $319,644, compared to $0 for the comparable three month period ended September 30, 2009.

Our expenses increased by approximately $482,000 from $104,056 to $585,904 for the three month periods ended September 30, 2010 and 2009, respectively.   Expenses increased due to the additional costs incurred with our acquisition of Trimax, particularly salaries and consulting expenses.   We also incurred approximately $118,000 of amortization costs, recognized from our acquisition.  General and administrative costs increased during the period, primarily for the additional infrastructure required.

For the three months ended September 30, 2010, we incurred a net loss of $318,659 compared to a loss of $106,631 for the three months ended September 30, 2009 an increase of $212,027 or 198%, reflecting primarily the additional employees and infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had $8,888  in cash with which to satisfy our cash requirements for the next twelve months, along with $71,196 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing .  Additionally, our $500,000 Bridge loan remains available.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed.  Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock,  in order to have money available.   At September 30, 2010, we owe Mr. Talari $278,804 on the master promissory note, and accrued interest of $10,822.  We also owed Mr. Talari $15,000 on a convertible promissory notes, which Mr. Talari has assigned to Eventus Capital, Inc., an unrelated entity, for business unrelated to the Company.  Currently Eventus Capital has not converted the $15,000 note into shares of the Company’s common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of September 30, 2010, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect this control.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 filed on September 28, 2010 with the Securities and Exchange Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Removed and Reserved.

Not applicable

Item 5	Other Information.

None

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

Infrax Systems, Inc.
(Registrant)

Date: November 15, 2010	By: /s/ Paul J. Aiello
Paul J. Aiello
Principal Executive Officer

Date: November 15, 2010	By: /s/ Peter Messineo
Peter Messineo
Principal Financial & Accounting Officer