Form 10-Q/A
period 2010-09-30
INFRAX SYSTEMS, INC.
filed 2011-02-22
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Amendment No. 1

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
Yes ☐  No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 22, 2011 was 2,835,417,440 shares.

Transitional Small Business Disclosure Format (Check one):
Yes ☐  No ☒

---------------------------------------------------------------------------------------------------------------
REASON FOR AMENDMENT
---------------------------------------------------------------------------------------------------------------

We are filing amendment number one to our previous filing for the three month period ended September 30, 2010, for the purpose of updating and corrections to our certifications.  No other information presented in our prior filing has been amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrax Systems, Inc.
(Registrant)

Date: February 22, 2011	By: /s/ Paul J. Aiello
Paul J. Aiello
Principal Executive Officer

Date: February 22, 2011	By: /s/ Peter Messineo
Peter Messineo
Principal Financial & Accounting Officer