Form 10-Q
period 2010-12-31
INFRAX SYSTEMS, INC.
filed 2011-02-22
CIK 1380277

UNITED STATESD
ECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 2010 (Second Quarter)

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________to ________________

COMMISSION FILE NUMBER 000-52488

INFRAX SYSTEMS, INC.
(Exact name of Registrant as specified in charter)

NEVADA	20-2583185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 22, 2011 was 2,846,117,440 shares.

Transitional Small Business Disclosure Format (Check one):   Yes ☐  No ☒

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Balance Sheet

	December 31,	June 30,
	2010	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$33,501	$115,015
Accounts receivable	220,371	1,091
Inventory	90,483	110,726
Loan receivable from affiliate	580	580
Prepaid expenses	15,628	2,949
Total current assets	360,563	230,361

Property & equipment, net of accumulated
depreciation of $28,491 and $19,860, respectively	165,989	183,251

Intangible property, net of accumulated
amortization of $221,511 and $111,420, respectively	6,042,172	6,698,895
Total Assets	$6,568,724	$7,112,507

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$325,165	$196,153
Accrued expenses	868,105	478,967
Customer deposits and deferred revenue	93,431	267,213
Notes payable	733,500	718,500
Loans and notes payable, related parties	7,802	7,802
Total current liabilities	2,028,003	1,668,635

Notes payable to Shareholder	448,804	185,704
Total liabilities	2,476,807	1,854,339

Stockholders' Equity
Preferred Stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
385,702 and 0 issued and outstanding	386	386
Series B Convertible: 100,000,000 shares designated;
258,418 and 0 issued and outstanding	258	258
Common Stock, $.001 par value, 5,000,000,000 shares
authorized; 2,846,117,440 and 141,238,402 shares
issued and outstanding, respectively	2,846,117	2,835,417
Additional paid-in capital	5,681,806	5,634,506
Subscriptions receivable	(350)	(350)
Accumulated deficit during development stage	(4,436,300)	(3,212,049)
Total stockholders' deficit	4,091,917	5,258,168
Total Liabilities and Stockholders' Equity	$6,568,724	$7,112,507

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues	$60,599	$1,995	$380,243	$1,995
Direct costs	28,457	-	69,189	-

Gross Profit	32,142	1,995	311,054	1,995

Operating expenses:
Salaries and benefits	168,474	227,327	324,613	251,942
Consulting	96,431	5,388	239,485	41,540
Professional fees	35,000	3,500	66,439	26,000
General and administrative	67,547	58,965	204,097	79,754
Amortization and depreciation	555,263	-	673,985	-
Total operating expenses	922,715	295,180	1,508,619	399,236

Other income (expense):
Interest expenses	(15,021)	(2,779)	(26,686)	(5,355)
Equity losses of investee	-	(997)	-	(997)
Total other (expense)	(15,021)	(3,776)	(26,686)	(6,352)

Loss from operations before income taxes	(905,594)	(296,961)	(1,224,253)	(403,593)

Provision for income taxes	-	-	-	-

Net loss	$(905,594)	$(296,961)	$(1,224,253)	$(403,593)

Earnings (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Dilutive			$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	2,844,372,875	140,858,251	1,547,203,659	127,629,414
Dilutive			1,645,674,607	127,629,414

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Statement of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,224,253)	$(403,593)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	673,985	15
Issuance of stock in settlement of services	58,000	47,058
Equity loss in investee	-	997
Changes in assets and liabilities:
Accounts receivable	(219,280)	47,220
Inventory	20,243	-
Deferred contract costs	-	(49,215)
Prepaid expenses	(12,679)	2,000
Accounts payable	129,012	12,093
Accrued expenses	389,138	217,667
Customer deposits and deferred revenue	173,782	26,696
Net Cash (Used) Provided by Operating Activities	(359,614)	(99,062)

Cash Flows from Investing Activities:
Purchas of property and equipment	-	(799)
Decrease (increase) in other assets	-	(2,552)
Net Cash (Used) by Operating Activities	-	(3,551)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	15,000	-
Related party advances	263,100	100,417
Net Cash (Used) Provided by Operating Activities	278,100	100,417

Net increase/decrease in Cash	(81,514)	(1,996)

Cash at beginning of period	115,015	1,996

Cash at end of period	$33,501	$-

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2010 and the Period from
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

2.             Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of December 31, 2010, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended December 31, 2010 are not necessarily indicative of results expected for the full year ending June 30, 2011.  In the opinion of management, all adjustments necessary to present fairly the financial position at December 31, 2010, and the results of operations and changes in cash flows for all periods presented, have been made.  These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2010 on Form 10-K filed with the SEC on September 28, 2010.

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2010 and the Period from
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

Financial Instruments
The Company’s balance sheets include the following financial instruments: cash, accounts receivable, inventory, accounts payable, accrued expenses, and notes payable and notes payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2010 and the Period from
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2010 and June 30, 2010, the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

The majority of cash is maintained with major financial institutions in the United States.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Credit

Accounts receivable consist of amounts due for the delivery of sales to customers.   Prepayments on account are recorded as customer deposit, a current liability, as they represent deferred revenue.   Additionally, the Company invoices projects when signed agreement or statements of work are received.  Amounts are recorded at the anticipated collectible amount and recorded as deferred revenue until such time that the work is performed.  Contract revenue is recognized as the contract is completed, based on defined milestones (see policy on revenue recognition).  An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventories

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of component parts and accessories available for sale.  Parts are generally purchased for projects, as minimal inventory is held to supply customers.

 Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists a December 31, 2010 and June 30, 2010.

Intangible Property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks.  The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property.  The valuation considered future cash flows of the operating intangible assets acquired.  The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets.  The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing.  The fair market value of consideration issued (stock and note payable) to the sellers was an aggregate amount of $6,511,364.  The value assigned to the carrying value of the acquired intellectual property was $6,329,342.  Intellectual property has an estimated useful life of 59 months (remaining life of patents).

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2010 and the Period from
(Unaudited)

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at December 31, 2010 and June 30, 2010.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $11,657, $0, $14,195, and $0 for the three and six month periods ending December 31, 2010 and 2009, respectively

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2010 and the Period from
(Unaudited)

Research and Development

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

Earnings (Loss) per share:
Net Loss	$(1,224,253.00)	$(403,593.00)

Common shares	1,547,203,659	127,629,414
Common share equivalents	399,272,848	-
Dilutive common shares	1,946,476,507	127,629,414

Earnings (loss) per share, basic	$(0.00)	$(0.00)
Earnings (loss) per share, dilutive	$(0.00)	$(0.00)

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2010 and the Period from
(Unaudited)

3.             Going Concern

As of December 31, 2010, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit.  As of December 31, 2010, the Company had negative working capital in excess of $1.6 million, and approximately $33,000 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even.  Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.             Accounts Receivable

Accounts receivable reflect the amounts that have billed at their anticipated collectible amount.  Accounts receivable consists of the following:

	December 31,	June 30,
	2010	2010
	(unaudited)	(audited)
Trade receivables	$126,940	$1,091
Signed work order statements	946,251	-
	1,073,191	1,091
Less: signed work orders, reserved until collections assured	852,820	-
	$220,371	$1,091

The Company receives contract acceptances on submitted quotes.  Due to the advanced planning required, contract modifications occur, therefore, management invoices contracts upon signing, however, may reserve against invoicing until final scope of project negotiations or good faith deposits are made.  The balance of the signed work orders included in accounts receivable, in the amount of $93,431, have been collected subsequent to the balance sheet date.

5.             Property and Equipment

Property and equipment consists of the following:
	December 31,	June 30,
	2010	2010
	(unaudited)	(audited)
Office and computer equipment	$137,129	$137,129
Furniture and fixtures	51,883	51,883
Computer software	5,468	5,468
	194,480	194,480
Accumulated depreciation	28,491	11,229
	$165,989	$183,251

For the three and six months ended December 31, 2010 and 2009, the total depreciation expense charged to operations totaled $8,631,$0, $17,262, and $460, respectively.

6.             Intangible Assets

Intangible assets consists of the following:
	December 31,	June 30,
	2010	2010
	(unaudited)	(audited)
Opticon fiber optic management software	$189,862	$189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
	6,700,224	6,700,224
Accumulated amortization	466,486	1,329
	$6,233,738	$6,698,895

For the three and six months ended December 31, 2010 and 2009, the total amortization expense charged to operations totaled $546,632, $0, $656,723 and $0, respectively.  During the current quarter management reassessed the life of the acquired intellectual property of Trimax, reducing the life from 15 years to 59 months, to reflect the remaining life of the patents.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2010 and the Period from
(Unaudited)

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

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2011	$666,114
2012	1,332,227
2013	1,332,227
2014	1,332,027
2015	1,332,027
thereafter	47,551
$6,042,173

7.              Accrued Expenses

Accrued expenses at December 31, 2010 and June 30, 2010 were as follows:

	December 31,	June 30,
	2010	2010
	(unaudited)	(audited)
Accrued salaries	$588,580	$278,034
Accrued consulting	137,118	125,118
Accrued professional	94,000	47,000
Accrued interest	44,241	24,649
Accrued expenses	4,166	4,166
	$868,105	$478,967

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2010 and the Period from
(Unaudited)

8.             Debt Agreements

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. (“Trimax”) for the purchase of their business assets and technology for preferred shares of the Company, the assumption of liabilities and a note payable, in the amount of $712,500.00.  The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment.  The Company shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof ("Maturity Date") (December 29, 2010).  Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date.  As of the balance sheet date the Company has not made payments on this loan and is currently in negotiations to extend terms.

On August 31, 2010, Mr. Talari assigned part of his debt, in the amount of $15,000.  The note is interest bearing at 8%, with a maturity date of one year.  This note is convertible into the Company’s common stock at a discounted rate.

The Company issued a demand note to an unrelated party, with an unpaid balance in the amount of $6,000, with an annual interest rate of 18%.  There are no repayment terms.  As of December 31, 2010 accrued interest, since inception, is $4,184.

The Company has a Master Note Agreement, as an unsecured line of credit, from Mr. Sam Talari.  The Master Note is for operational capital, in the amount of $350,000 and bears interest at 5% per annum.   Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note.

On June 17, 2010 the Company entered into a Bridge Loan Agreement with Blue Diamond Consulting, LLC (“Lender”).  The Company may be advanced up to $500,000, secured by the Company’s common stock.  Advances may be requested in increments of $25,000 and bear interest of 8% per annum.   Advances have repayment terms of six months from the date of the requested advance.  The Lender has the right, at their option, to convert any amounts due, plus interest, into the Company’s common stock at a conversion rate, as defined, at 50% of the closing bid price at the date of conversion request.  As of December 31, 2010, there have been no requested advances and no amount is due to Lender.

9.             Related Parties Disclosures

Employment Agreements

The following agreements are with Shareholders, Directors and Members of the Board:

Saed (Sam) Talari

Effective August 1, 2009, the Company entered into a three-year employment agreement with Saed (Sam) Talari, one of the Company’s directors.  The agreement was automatically renewed for an additional one-year period, and subsequently renewed by the Board for an additional one-year period through July 31, 2013.  The Agreement provides for (a) a base salary of $15,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Paul J. Aiello

On October 19, 2010, as amended January 1, 2010, the Company entered into a three-year employment agreement with Paul Aiello, one of the Company’s directors.  The Agreement provides for (a) a base salary of $12,000 per month, (b) a signing bonus of $10,000, (c) four weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.  Additionally Mr. Aiello has the option to purchase 15,000,000 shares of common stock at $.02 per share, ratably vesting at the employment anniversary date.

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

Other employment agreements exist with employees.

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2010 and the Period from
(Unaudited)

Line of Credit, Master Agreement

On September 6, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  Mr. Talari, time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $448,804 and $185,704 remains outstanding at December 31, 2010 and June 30, 2010, respectively.  In addition, the Company has accrued interest on this loan in the amount of $15,781 and $5,390 at December 31, 2010 and June 30, 2010, respectively.

Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note.

 Loan from Related Parties

During the year ended June 30, 2008, FutureWorld Energy, Inc. (formerly Isys Medical), OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At December 31, 2010 and June 30, 2010, the amount owed to FutureWorld Energy on this promissory note was $7,802 and $7,802 respectively, and has accrued interest of $2,207 and $655, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individual and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $99,337 due to three individuals as of December 31, 2010.

Stock Transactions

On May 13, 2009, the Company agreed to convert the principal amount of a $163,000 convertible promissory note dated September 30, 2008, plus accrued thereon of $5,292, and $78,694 principal amount of the $500,000 (increased from $350,000) master promissory note with a balance of $99,583, plus accrued interest thereon of $3,014 due to Mr. Sam Talari, the Company’s acting Chief Executive Officer, into 50,000,000 shares of the Company’s common stock.  The convertible and the master promissory notes are convertible into shares of the Company’s common stock at 50% discount to the lowest recorded year closing price or $0.005.

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2010 and the Period from
(Unaudited)

10.             Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 2,192 shares, at an adjusted average exercise price of $34.60.  All of the Warrants expire on November 11, 2011.  All of the Warrants granted were non-qualified fixed price warrants.

The following table summarizes the activity related to the stock purchase warrants and options and weighted average assumptions for the period ended December 31, 2010:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2009	2,192	2,192	$34.60	$34.60	1.0 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, June 30, 2010	2,192	2,192
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, December 31, 2010	2,192	2,192

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	3.990%
Expected lives (years)	5.0
Expected price volatility	455.0%
Forfeiture Rate	0.0%

11.           Stock Option Plan

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

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2010 and the Period from
(Unaudited)

On November 24, 2009, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering the 5,000,000 shares (S-8 shares) under the Stock Plan.  As of December 31, 2010, all shares have been issued.

 12.          Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended December 31, 2010 and 2009 or for the period October 22, 2004 (date of inception) through December 31, 2010.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009

Income tax benefit at statutory rate	$(449,600)	$(156,756)
Increase (decrease) in income taxes due to:
Change in valuation allowance	449,600	156,756
	$-	$-

 The Company has not recognized an income tax benefit for its operating losses generated through December 31, 2010 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $1,197,000 from inception to June 30, 2010, which will expire, unless used to offset future federal taxable income beginning in 2024.

13.           Capital Equity

The Company has issued convertible preferred shares.  Shares are convertible into the Company’s common stock, at the option of the holder, at the prescribed conversion rate.  Conversions are as follows:

	Shares	Conversion
	Outstanding	Rate to Common
Preferred Series A	200,000	3,000
Preferred Series A1	52,425	800
Preferred Series A2	107,431	500
Preferred Series A3	25,846	400
Preferred Series B	258,418	300
	644,120

Infrax Systems, Inc.
(Formerly OptiCon Systems, Inc.)
(Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2010 and the Period from
(Unaudited)

14.           Commitments and Contingencies

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

Rent expense for the three and six months ended December 31, 2010 and 2009 amounted to $14,848, $5,642, $29,627 and $11,432 respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At December 31, 2010 and 2009 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations as of December 31, 2010 and June 30, 2010.

 15.          Subsequent Events

The Company is currently in merger or acquisition negotiations with entities which management believes to be key components of the Smart Grid solutions we envision.  Management believes that acquisitions will be a catalyst for advancing the Company’s existing technology to attain greater market share.  We are currently in valuation negotiations with the targeted companies; acquisitions will be primarily share exchanges.  Additionally, we are seeking capital financing for the purposes of furthering our plan of operations.  These negotiations have not advanced, at this point, to an issuance of a letter of intent; however management believes this ongoing strategy will best serve existing shareholders.

The Company has been approached as a potential target for acquisition.  Preliminary discussions were brought to the attention of the Board of Directors.  Although negotiations have not advanced, we believe that those discussions were validation of our technology.   Management and the Board of Directors are aware of our position and potential of our technology and will consider any offer that increases shareholder value.

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

None.

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

•
Revenue Recognition - The Company is principally in the business of providing solutions for a secure intelligent energy platform that incorporates our secure wireless technology.  Contracts include multiple revenue components, comprised of our software licensing, hardware platforms, installation, training and maintenance.  In accordance with ASC 605-25 Multiple-Element Arrangements, revenue from licensing the software will be recognized upon installation and acceptance of the software by customers.  When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year.  Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement.

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

Subsequent Events:

The Company is currently in merger or acquisition negotiations with entities which management believes to be key components of the Smart Grid solutions we envision.  Management believes that acquisitions will be a catalyst for advancing the Company’s existing technology to attain greater market share.  We are currently in valuation negotiations with the targeted companies; acquisitions will be primarily share exchanges.  Additionally, we are seeking capital financing for the purposes of furthering our plan of operations.  These negotiations have not advanced, at this point, to an issuance of a letter of intent; however management believes this ongoing strategy will best serve existing shareholders.

The Company has been approached as a potential target for acquisition.  Preliminary discussions were brought to the attention of the Board of Directors.  Although negotiations have not advanced, we believe that those discussions were validation of our technology.   Management and the Board of Directors are aware of our position and potential of our technology and will consider any offer that increases shareholder value.

RESULTS OF OPERATIONS

For the three and six months ended December 31, 2010 and 2009:

During the three and six month period ended December 31, 2010, we had sales from the delivery of equipment and services in the amount of $60,599 and $380,243, compared to $1,995 and $1,995 for the comparable three and six month period ended December 31, 2009.   The Company has increased its marketing efforts with the new service and product offerings of Trimax.

Our expenses increased by approximately $628,000 and $918,000 from $295,180 and $399,236 to $922,715 and $1,508,619 for the three and six month periods ended December 31, 2010 and 2009, respectively.   Expenses increased due to the additional costs incurred with our acquisition of Trimax, particularly salaries and consulting expenses.   We also incurred approximately $556,000, $0, $674,000 and $0 of amortization costs, recognized from our acquisition, for the three and six month periods ended December 31, 2010 and 2009, respectively.  General and administrative costs increased during the period, primarily for the additional infrastructure required.

For the three and six months ended December 31, 2010, we incurred a net loss of $905,594 and $1,224,253 compared to a loss of $296,961 and $403,593 for the three and six months ended December 31, 2009 an increase of $735,726, reflecting primarily the additional employees and infrastructure as we advance our operations from an R&D company to a service provider.

Business developments:

The Company is currently in merger or acquisition negotiations with entities which management believes to be key components of the Smart Grid solutions we envision.  Management believes that acquisitions will be a catalyst for advancing the Company’s existing technology to attain greater market share.  We are currently in valuation negotiations with the targeted companies; acquisitions will be primarily share exchanges.  Additionally, we are seeking capital financing for the purposes of furthering our plan of operations.  These negotiations have not advanced, at this point, to an issuance of a letter of intent; however management believes this ongoing strategy will best serve existing shareholders.

The Company has been approached as a potential target for acquisition.  Preliminary discussions were brought to the attention of the Board of Directors.  Although negotiations have not advanced, we believe that those discussions were validation of our technology.   Management and the Board of Directors are aware of our position and potential of our technology and will consider any offer that increases shareholder value.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had $33,501 in cash with which to satisfy our cash requirements for the next twelve months, along with $0 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.  Additionally, our $500,000 Bridge loan remains available.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed.  Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.   At December 31, 2010, we owe Mr. Talari $448,804 on the master promissory note, and accrued interest of $15,781.  We also owed Mr. Talari $15,000 on a convertible promissory notes, which Mr. Talari has assigned to Eventus Capital, Inc., an unrelated entity, for business unrelated to the Company.  Currently Eventus Capital has not converted the $15,000 note into shares of the Company’s common stock.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

 We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.     Controls and Procedures

          Not Applicable

Item 4T.   Controls and Procedures

Disclosure controls and procedures:  As of December 31, 2010, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect this control.

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

         Not applicable

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