Form 10-Q
period 2011-03-31
INFRAX SYSTEMS, INC.
filed 2011-05-16
CIK 1380277

UNITED STATESD
ECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2011 (Third Quarter)

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________to ________________

COMMISSION FILE NUMBER 000-52488

INFRAX SYSTEMS, INC.
(Exact name of Registrant as specified in charter)

NEVADA	20-2583185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2011 was 3,039,978,482 shares.

Transitional Small Business Disclosure Format (Check one):   Yes ☐  No ☒

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010 (unaudited)	5

	Condensed Consolidated Notes to Financial Statements (unaudited)	6

Item 2	Management's Discussion and Analysis or Plan of Operation	21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4	Controls and Procedures	24

Item 4 T	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3	Defaults Upon Senior Securities	25

Item 4	Removed and Reserved	25

Item 5	Other Information	25

Item 6	Exhibits	22

Signatures		22

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Balance Sheet

	March 31,	June 30,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$2,223	$115,015
Accounts receivable	205,728	1,091
Inventory	85,689	110,726
Loan receivable from affiliate	580	580
Prepaid expenses	15,812	2,949
Total current assets	310,032	230,361

Property & equipment, net of accumulated
depreciation of $37,162 and $11,229, respectively	158,425	183,251

Intangible property, net of accumulated
amortization of $986,414 and $1,329, respectively	5,713,810	6,698,895
Total Assets	$6,182,267	$7,112,507

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$439,455	$196,153
Accrued expenses	628,493	478,967
Customer deposits and deferred revenue	-	267,213
Notes payable	733,500	718,500
Loans and notes payable, related parties	7,802	7,802
Total current liabilities	1,809,250	1,668,635

Notes payable to Shareholder	550,987	185,704
Total liabilities	2,360,237	1,854,339

Stockholders' Equity
Preferred Stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
385,702 and 0 issued and outstanding	386	386
Series B Convertible: 100,000,000 shares designated;
258,418 and 0 issued and outstanding	258	258
Common Stock, $.001 par value, 5,000,000,000 shares
authorized; 3,039,978,482 and 2,835,417,440 shares
issued and outstanding, respectively	3,039,978	2,835,417
Additional paid-in capital	5,838,345	5,634,506
Subscriptions receivable	(350)	(350)
Accumulated deficit during development stage	(5,056,587)	(3,212,049)
Total stockholders' deficit	3,822,030	5,258,168

Total Liabilities and Stockholders' Equity	$6,182,267	$7,112,507

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Statement of Operations
(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010

Revenues	$86,315	$-	$466,558	$1,995
Direct costs	69,496	-	138,685	-

Gross Profit	16,819	-	327,873	1,995

Operating expenses:
Salaries and benefits	23,450	159,061	348,063	411,003
Consulting	113,719	135,672	353,204	177,212
Professional fees	12,500	15,631	78,939	41,631
General and administrative	133,428	37,047	337,523	116,554
Amortization and depreciation	337,033	230	1,011,018	477
Total operating expenses	620,130	347,641	2,128,747	746,877

Other income (expense):
Interest expenses	(16,976)	(3,289)	(43,664)	(8,644)
Equity losses of investee	-	(4,700)	-	(5,697)
Miscellaneous	-	-	-	-
Total other income (expense)	(16,976)	(7,989)	(43,664)	(14,341)

Loss from operations before income taxes	(620,287)	(355,630)	(1,844,538)	(759,223)

Provision for income taxes	-	-	-	-

Net loss	$(620,287)	$(355,630)	$(1,844,538)	$(759,223)

Earnings (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic	2,987,515,565	150,894,571	2,247,366,326	142,769,176
Dilutive	2,987,515,565	150,894,571	2,247,366,326	142,769,176

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Statement of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(1,844,538)	$(759,223)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	1,011,018	477
Issuance of stock in settlement of services	78,400	251,908
Equity loss in investee		5,697
Changes in assets and liabilities:
Accounts receivable	(204,637)	49,215
Inventory	25,037	-
Due from affiliate	-	(580)
Deferred contract costs	-	26,696
Prepaid expenses	(12,863)	(759)
Accounts payable	243,302	25,567
Accrued expenses	149,526	310,801
Customer deposits and deferred revenue	(12,213)	(49,215)
Net Cash (Used) Provided by Operating Activities	(566,968)	(139,416)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,107)	(799)
Decrease (increase) in other assets		(5,308)
Net Cash (Used) by Operating Activities	(1,107)	(6,107)

Cash Flows from Financing Activities:
Related party advances	455,283	143,527
Net Cash (Used) Provided by Operating Activities	455,283	143,527

Net increase/decrease in Cash	(112,792)	(1,996)

Cash at beginning of period	115,015	1,996

Cash at end of period	$2,223	$-

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in exchange of debt	$75,000	$45,000
Issuance of common stock in exchage for accrued salaries	$255,000	$-
Investment in affiliate by trasfer of software	$-	$22,500
Conversion of convertible debentures into common stock	$-	$50,000

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
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

2.             Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2011, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended March 31, 2011 are not necessarily indicative of results expected for the full year ending June 30, 2011.

In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2011, and the results of operations and changes in cash flows for all periods presented, have been made.  These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2010 on Form 10-K filed with the SEC on September 28, 2010.

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

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

 Principles of Consolidation

The consolidated financial statements include the accounts and operations of Infrax Systems, Inc., and its wholly owned subsidiary, Infrax Systems SA (Pty) Ltd, an inactive foreign subsidiary (collectively referred to as the “Company”) and Trimax Wireless Inc.  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and material intercompany transactions have been eliminated.

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

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

●
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

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of March 31, 2011 and June 30, 2010, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Accounts Receivable and Credit

Accounts receivable consist of amounts due for the delivery of sales to customers.   Prepayments on account are recorded as customer deposit, a current liability, as they represent deferred revenue.   Additionally, the Company invoices projects when signed agreements are received.  Amounts are recorded at the anticipated collectible amount and recorded as deferred revenue until such time that the work is performed.  Contract revenue is recognized as the contract is completed, based on defined milestones (see policy on revenue recognition).  An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventories

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of component parts and accessories available for sale.  Parts are generally purchased for projects, as minimal inventory is held to supply customers.

 Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists a  and June 30, 2010.

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at March 31, 2011 and June 30, 2010.

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
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $61,464, $0, $75,659, and $0 for the three and nine month periods ending March 31, 2011 and 2010, respectively

Research and Development

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

Earnings (Loss) per share:
Net Loss	$(1,844,538)	$(759,223)

Common shares	2,247,366,326	142,769,176
Common share equivalents	592,469,388	-
Dilutive common shares	2,839,835,714	142,769,176

Earnings (loss) per share, basic	$(0.00)	$(0.01)
Earnings (loss) per share, dilutive	$(0.00)	$(0.01)

Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended March 31, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The Company adopted ASU 2009-28 in the first quarter of 2011 and the impact of adopting ASU 2010-28 will not be known until evaluations for goodwill impairment are performed at our annual impairment testing date or more frequently if indicators of potential impairment exist.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and noted it had no impact on its disclosures through March 31, 2011.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

3.             Going Concern

As of March 31, 2011, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit.  As of March 31, 2011, the Company had negative working capital of approximately $1.5 million and approximately $2,000 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even.  Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.             Accounts Receivable

Accounts receivable reflect the amounts that have billed at their anticipated collectible amount.  The Company receives contract acceptances on submitted quotes.  Due to the advanced planning required, contract modifications occur, therefore, management invoices contracts upon signing, however, may reserve against invoicing until final scope of project negotiations or good faith deposits are made.  At March 31, 2011 the Company had a backlog of signed work orders totaling $852,820.

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

5.             Property and Equipment

Property and equipment consists of the following:
	March 31,	June 30,
	2011	2010
	(unaudited)	(audited)
Office and computer equipment	$137,129	$137,129
Furniture and fixtures	52,990	51,883
Computer software	5,468	5,468
	195,587	194,480
Accumulated depreciation	37,162	11,229
	$158,425	$183,251

For the three and nine months ended March 31, 2011 and 2010, the total depreciation expense charged to operations totaled $8,671, $17, $25,933, and $477, respectively.

6.             Intangible Assets

Intangible assets consists of the following:
	December 31,	June 30,
	2010	2010
	(unaudited)	(audited)
Opticon fiber optic management software	$189,862	$189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
	6,700,224	6,700,224
Accumulated amortization	986,414	1,329
	$5,713,810	$6,698,895

For the three and nine months ended March 31, 2011 and 2010, the total amortization expense charged to operations totaled $328,362, $0, $985,085 and $0, respectively.  During the prior quarter management reassessed the life of the acquired intellectual property of Trimax, reducing the life from 15 years to 59 months, to reflect the remaining life of the patents.

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

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

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

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2011	$333,057
2012	1,332,227
2013	1,332,227
2014	1,332,027
2015	1,332,027
thereafter	52,245
$5,713,810

7.              Accrued Expenses

Accrued expenses at March 31, 2011 and June 30, 2010 were as follows:

	December 31,	June 30,
	2010	2010
	(unaudited)	(audited)
Accrued salaries	$339,486	$278,034
Accrued consulting	129,618	125,118
Accrued professional	94,000	47,000
Accrued interest	61,217	24,649
Accrued expenses	4,172	4,166
	$628,493	$478,967

 8.             Debt Agreements

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. (“Trimax”) for the purchase of their business assets and technology for preferred shares of the Company, the assumption of liabilities and a note payable, in the amount of $712,500.  The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment.  The Company shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof ("Maturity Date") (December 29, 2010).  Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date.  As of the balance sheet date the Company is currently in default, as no payments have been made on this loan and is currently in negotiations to extend terms.  See note 14, legal matters.

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

On August 31, 2010, Mr. Talari assigned part of his debt, in the amount of $15,000.  The note is interest bearing at 8%, with a maturity date of one year.  This note is convertible into the Company’s common stock at a discounted rate.

The Company issued a demand note to an unrelated party, with an unpaid balance in the amount of $6,000, with an annual interest rate of 18%.  There are no repayment terms.  As of March 31, 2011 accrued interest, since inception, is $4,450.

The Company has a Master Note Agreement, as an unsecured line of credit, from Mr. Sam Talari.  The Master Note is for operational capital, in the amount of $350,000 and bears interest at 5% per annum.   Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note.

On June 17, 2010 the Company entered into a Bridge Loan Agreement with Blue Diamond Consulting, LLC (“Lender”).  The Company may be advanced up to $500,000, secured by the Company’s common stock.  Advances may be requested in increments of $25,000 and bear interest of 8% per annum.   Advances have repayment terms of nine months from the date of the requested advance.  The Lender has the right, at their option, to convert any amounts due, plus interest, into the Company’s common stock at a conversion rate, as defined, at 50% of the closing bid price at the date of conversion request.  As of March 31, 2011, there have been no requested advances and no amount is due to Lender.

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

Malcolm F. Welch
On October 6, 2009, the Company entered into a one-year employment agreement with Malcolm F. Welch, one of the Company’s directors and Co-Chairman of the Board.    The agreement is automatically extended for successive one one-year periods, unless previously terminated.    The Agreement, as amended effective January 1, 2010 provides for (a) a base salary of $2,000 per month; (b) eligibility to receive 375,000 shares of  the Company ’s common stock based on the employee’s achievement of goals and objectives approved by the Board; (c) an option to purchase 375,000 shares of  the Company common stock at $0.025 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) a bonus based on the level of funding  the Company achieves through  June 30, 2011 ; (e) two weeks vacation during first year of employment; and (f) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Other employment agreements exist with employees.

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

Line of Credit, Master Agreement

On September 6, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  Mr. Talari, time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $448,804 and $185,704 remains outstanding at March 31, 2011 and June 30, 2010, respectively.  In addition, the Company has accrued interest on this loan in the amount of $21,499 and $5,390 at March 31, 2011 and June 30, 2010, respectively.

Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note.

 Loan from Related Parties

During the year ended June 30, 2008, FutureWorld Energy, Inc. (formerly Isys Medical), OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At March 31, 2011 and June 30, 2010, the amount owed to FutureWorld Energy on this promissory note was $7,802 and $7,802 respectively, and has accrued interest of $2,361 and $655, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individual and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $99,337 due to three individuals as of March 31, 2011.

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

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

The following table summarizes the activity related to the stock purchase warrants and options and weighted average assumptions for the period ended March 31, 2011:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2009	2,192	2,192	$34.60	$34.60	.625 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, June 30, 2010	2,192	2,192
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, March 31, 2011	2,192	2,192

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	3.990%
Expected lives (years)	5.0
Expected price volatility	455.0%
Forfeiture Rate	0.0%

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

On November 24, 2009, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering the 5,000,000 shares (S-8 shares) under the Stock Plan.  As of March 31, 2011, all shares have been issued.

 12.          Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended March 31, 2011 and 2010 or for the period October 22, 2004 (date of inception) through March 31, 2011.

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	March 31, 2011

Income tax benefit at statutory rate	$(694,100)	$(156,756)
Increase (decrease) in income taxes due to:
Change in valuation allowance	694,100	156,756
	$-	$-

The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2011 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

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

Rent expense for the three and nine months ended March 31, 2011 and 2010 amounted to $14,848, $5,642, $44,475 and $17,074, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At March 31, 2011 and 2010 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

Legal Matters
From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations as of March 31, 2011 and June 30, 2010.

Subsequent to the end of the March 31, 2011 quarter, Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. The Company has filed a motion to dismiss such action which is set for hearing. The note is unsecured, however, if holders prevail, they may be entitled to legal cost, in addition to payments per the term of the agreement.  The Company believes that it has sufficient affirmative defenses to this complaint and does not believe that it will have a material effect on the Company.

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

The Company's Board of Directors has agreed to reduce the issued and outstanding shares by approximately 500,000,000 common shares held by related parties.   The Company will reduce the issued and outstanding shares by having several major shareholders exchange their common shares for preferred.  As of the date of filing the reduction plan has not been implemented, but is anticipated to occur before the fiscal year end (June 30, 2011).

On April 16, 2011 the Company completed the acquisition of controlling interest in Lockwood Technology Corporation, a leading RFID software and hardware solutions provider, from Daedalus Capital, LLC.   Infrax Systems acquired 70% interest in Lockwood Technologies from Daedalus Capital in a stock based transaction valued at $1,650,000. As part of the transaction, Daedalus Capital provided additional working capital to Infrax to fund current development activities of Infrax Systems and Lockwood.  Infrax also plans to utilize their expertise in future smart grid deployment projects.

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

16.           Acquisition

 Proforma financial statements are provided for the acquisition of Lockwood Technology Corporation (“Lockwood”):

Infrax Systems, Inc.
Unaudited Proforma Balance Sheet
As of December 31, 2010

	Combined	Infrax	Lockwood		Adjustment
Assets
Current assets
Cash	$242,863	33,501	59,362	(a)	150,000
Accounts receivable	1,087,491	1,073,191	14,300
Inventory	90,483	90,483
Prepaid and other	18,708	16,208	2,500
Total current assets	1,439,545	1,213,383	76,162		150,000

Property & equipment, net of accumulated	202,236	165,989	36,247
Intangible property, net of accumulated	6,478,713	6,478,713
Goodwill, unallocated acquisition costs	1,428,662	-		(a)	1,428,662
Total Assets	$9,549,156	7,858,085	112,409		1,578,662

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$325,165	325,165
Accrued expenses	878,602	868,105	10,497
Customer deposits and deferred revenue	946,251	946,251
Notes payable	733,500	733,500
Loans and notes payable, related parties	7,802	7,802
Total current liabilities	2,891,320	2,880,823	10,497		-
Notes payable to Shareholder	448,804	448,804
Total liabilities	3,340,124	3,329,627	10,497		-

Stockholders' Equity
Capital	10,178,217	8,528,217	101,912	(a)	1,548,088
Minority interest	30,574			(a)	30,574
Accumulated deficit during development stage	(3,999,759)	(3,999,759)
Total stockholders' deficit	6,209,032	4,528,458	101,912		1,578,662
Total Liabilities and Stockholders' Equity	$9,549,156	7,858,085	112,409		1,578,662

(a)	Adjustment $150,000 cash provided at acquisition for funding by sellers. Shares valued at $1.5MM for 70% interest in Lockwood.

Infrax Systems, Inc.
 (Previously A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2011 and the Period from
(Unaudited)

Infrax Systems, Inc.
Unaudited Proforma Statement of Operations
For the Years Ended June 30, 2010 and December 31, 2010 *

	Combined	Infrax	Lockwood	Adjustments
Revenues	$298,858	9,895	288,963	-
Direct costs	66,003	-	66,003	-
	232,855	9,895	222,960	-

Operating expenses:
Salaries and benefits	1,027,733	644,512	383,221	-
Consulting	128,111	128,111
Professional fees	65,990	60,886	5,104	-
Depreciation and amortization	2,398	2,398
General and administrative	267,309	127,556	139,753	-
Total operating expenses	1,491,541	963,463	528,078	-

Operating earnings	(1,258,686)	(953,568)	(305,118)	-

Other income (expense)	(33,142)	(33,142)
Loss from operations before minority interest and income taxes	(1,291,828)	(986,710)	(305,118)	-
Minority interest	91,535		91,535	-
Loss from operations before income taxes	(1,200,293)	(986,710)	(213,583)	-
Provision for income taxes	-	-	-	-
Net loss	$(1,200,293)	(986,710)	(213,583)	-

* For comparative purposes, annual year end periods have been used: Infrax, as of June 30, 2010 and Lockwood, as of December 31, 2010.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Changes in Management

The Company terminated its relationship with Ulrich Altvater, former CTO of Infrax, for Breach of Contract. The Company has divided Mr. Altvater’s responsibilities among other senior executives and does not contemplate replacing him at this time.

Sales Activity

The Company’s backlog of proposal activity substantially increased in the quarter, both domestically and internationally.  Interest in our core products and development projects continues to increase.  Our field trials with utilities and telecommunications providers continue to move forward and the Company expects to receive additional product orders at the end of these trials.

As we continue to refine and enhance our product portfolio, we have received inquiries from a variety of channels relating to our products. In addition to our direct sales efforts and our existing agent program, the Company has begun developing an indirect sales channel for specific product applications. We are in discussions with several large, nationwide distribution channels to add our products to their portfolios and are in contract discussions with a national sales channel to sell preconfigured versions of select Infrax products. We anticipate results from these relationships in the coming quarters.

The Company has also started the Lockwood Technology integration process and has begun presenting Lockwood’s Asset Management and RFID solutions to utilities and municipalities in the Southeastern U.S.. These efforts will augment the current opportunities that Lockwood is in the process of finalizing..

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

●
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

The Company's Board of Directors has agreed to reduce the issued and outstanding shares by approximately 500,000,000 common shares held by related parties.   The Company will reduce the issued and outstanding shares by having several major shareholders exchange their common shares for preferred.  As of  the date of filing the reduction plan has not been implemented, but is anticipated to occur before the fiscal year end (June 30, 2011).

On April 16, 2011 the Company completed the acquisition of controlling interest in Lockwood Technology Corporation, a leading RFID software and hardware solutions provider, from Daedalus Capital, LLC.   Infrax Systems acquired 70% interest in Lockwood Technologies from Daedalus Capital in a stock based transaction valued at $1,650,000. As part of the transaction, Daedalus Capital provided additional working capital to Infrax to fund current development activities of Infrax Systems and Lockwood.  Infrax also plans to utilize their expertise in future smart grid deployment projects.

RESULTS OF OPERATIONS

For the three and nine months ended March 31, 2011 and 2010:

During the three and nine month period ended March 31, 2011, we had sales from the delivery of equipment and services in the amount of $86,315 and $466,558, compared to $0 and $1,995 for the comparable three and nine month period ended March 31, 2010.   The Company has increased its marketing efforts with the new service and product offerings of Trimax.

Our expenses increased by approximately $272,000 and $1,381,000 from $347,641 and $746,877 to $620,130 and $2,128,749 for the three and nine month periods ended March 31, 2011 and 2010, respectively.   Expenses increased due to the additional costs incurred with our acquisition of Trimax, particularly salaries and consulting expenses.   We also incurred $311,100, $0, $985,085 and $0 of amortization costs, recognized from our acquisition, for the three and nine month periods ended March 31, 2011 and 2010, respectively.  General and administrative costs increased during the period, primarily for the additional infrastructure required.

For the three and nine months ended March 31, 2011, we incurred a net loss of $620,287 and $1,844,538 compared to a loss of $355,630 and $759,223 for the three and nine months ended March 31, 2011, reflecting primarily the additional employees and infrastructure as we advance our operations from an R&D company to a service provider.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had $2,223 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $299,000 (including extension of an additional $500,000) remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.  Additionally, our $500,000 Bridge loan remains unused, however, available.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed.  Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.   At March 31, 2011, we owe Mr. Talari $550,987 on the master promissory note, and accrued interest of $21,499.   Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Not Applicable
.

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of March 31, 2011, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect this control.

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

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.   Below is a summary of existing legal matters:

•
During the March 31, 2011 quarter, the Company had terminated a closely tied contracted consultant of the Company for breach of fiduciary responsibilities on March 31, 2011.  Subsequent to the termination, the Company also filed a lawsuit in the Circuit Court in Pinellas County Florida seeking injunctive relief and other remedies against Ulrich Altvater for violation of his contractual non-disclosure and non-compete agreement, civil theft of intellectual property, tortuous interference in business relations and fraud. Such case is pending under Pinellas Circuit Court Case Number  11-003233-CI. The management and counsel for the Company believe that they have sufficient evidence to win on such a suit and to receive a large damage award for actual damages and punitive damages. As well the company is seeking immediate injunctive relief against and for seizure of all shares issued to Altvater.

•
Subsequent to the end of the March 31, 2011 quarter, Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. The Company has filed a motion to dismiss such action which is set for hearing. The Company believes that it has sufficient affirmative defenses and counter-claims against Trimax and related parties  that the Company’s counsel and management does not believe that such suit will have a material effect on the Company. As a result of such counter claims, if necessary, the Company will be seeking enforcement and court injunctions to freeze all shares issued to recipients of the Trimax agreement and rescind all such shares. The Company and legal counsel believe there is a probability that all shares of the Trimax would be cancelled in the matter, and other remedies will be available to Infrax.

Item 1A	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 filed on September 28, 2010 with the Securities and Exchange Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Removed and Reserved.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits

31.A	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.B	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.A	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.B	Principal Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrax Systems, Inc.
(Registrant)

Date: May 16, 2011	By: /s/ Paul J. Aiello
Paul J. Aiello
Principal Executive Officer

Date: May 16, 2011	By: /s/ Peter Messineo
Peter Messineo
Principal Financial & Accounting Officer