Form 10-K
INFRAX SYSTEMS, INC.
filed 2011-10-13
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

( Former name, former address, if changed since last report )

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

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer (Do not check if a smaller reporting company)	¨	Smaller reporting company	x

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

Number of the issuer’s Common Stock outstanding as of October 13, 2011:  11,963,325

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes    No

INFRAX SYSTEMS, INC

 Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2011

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

Item 1.  Business

Background information

OUR HISTORY

“We” , “us” , “our”, “Opticon” and “Infrax” refer to Infrax Systems, Inc. (formally known as OptiCon Systems, Inc.), a Nevada corporation. We were incorporated in Nevada on October 22, 2004. On January 10, 2010, we officially changed the name of the Company from OptiCon Systems, Inc. to Infrax Systems, Inc. to reflect the change in the Company’s direction and were issued a new trading symbol as “IFXY”.

The address of our executive offices is 6365 53rd St. N, Pinellas Park, FL 33781 and our telephone number at that address is 727-498-8514. The address of our web site is  www.infraxinc.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

●	We were incorporated in Nevada on October 22, 2004.
●	J. Marshall Batton, Jeffrey A. Hoke, Jacques Laurin and Douglass W. Wright were our founders and original stockholders, each then owning twenty-five percent of our common stock.
●	On July 29, 2005, FutureTech Capital LLC, a company entirely owned by SamTalari, acquired eighty percent of our common stock as a result of our acquisition of the Opticon Network Manager software (see below) from FutureTech and the stock ownership of each of our founders was reduced to five percent.
●	Also on July 29, 2005, following our acquisition of the Opticon Network Manager software, FutureTech and our founders exchanged all of our issued and outstanding common stock for an aggregate of sixty-six percent of FutureWorld Energy, Inc., (formerly Isys Medical) issued and outstanding common and all of its preferred stock; and, as a result of the exchange, we became a wholly owned subsidiary of FutureWorld Energy, Inc.
●	Before the exchange of our shares for FutureWorld Energy Inc.’s shares, Mr. Talari legally and beneficially owned eighty-eight percent of FutureWorld Energy Inc.’s common stock and beneficially owned through FutureTech eighty percent of our common stock.
●	After the exchange, our founders each owned directly four percent of FutureWorld Energy Inc.’s common stock and Mr. Talari, directly and indirectly, owned eighty percent of FutureWorld Energy Inc.’s common stock.
●	On April 4, 2006, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.30107143.
●

In connection with FutureWorld Energy Inc.’s announcement to spin off OptiCon Systems, our Board of Directors approved a stock dividend of 99,118 of our common stock payable to our sole shareholder, FutureWorld Energy, Inc.

●	On July 31, 2007, Mr. Batton and Mr. Wright, our founders, accepted 35,000 shares of our common stock in lieu of deferred compensation and in cancellation their respective, non-expiring rights under their employment agreements to maintain their individual ownership of our common stock to a level of four percent of our issued and outstanding shares.
●	On August 31, 2007, FutureWorld Energy, Inc. paid a stock dividend to its stockholders consisting of 100% of our outstanding common. As of this date, we ceased being a subsidiary of FutureWorld Energy, Inc.
●	On June 10, 2008, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.05 (1 for 20). Statement of all share amounts, whether before of after June 10, 2008 in this annual report have been adjusted for the share consolidation.
●	On May 13, 2009, Mr. Talari converted the principal amount and accrued interest of one convertible note, and the accrued interest and a portion of the principal amount of a second note into 50,000,000 shares of our common stock respectively. After these conversions, Mr. Talari legally and beneficially owned eighty-four percent of our common stock.
●	On August 11, 2009, we organized Infrax Systems SA (Pty) Ltd., a South African company, as a wholly owned subsidiary, to penetrate the South Africa fiber optic telecommunication market.
●	On August 12, 2009, we organized PowerCon Energy Systems, Inc., a Nevada corporation, as a wholly owned subsidiary to develop, market and distribute software, based on the R4 architecture, to the power industry.
●	On January 10, 2010, we officially changed the name of the Company from OptiCon Systems, Inc. to Infrax Systems, Inc. and were issued a new trading symbol: “IFXY”.
●	On June 29, 2010, the Company acquired the assets and management of Trimax Wireless Systems, Inc. (“Trimax”), in exchange for equity and a note payable. The Trimax product line is expected to provide an operating platform and enhanced operating effectiveness to the Secure Intelligent Energy Platform.
●	On May 8, 2011 we acquired a 70% controlling interest in Lockwood Technology Corporation, to supply RFID and asset tracking, among other technology value to our product lines.
●	On July 14, 2011 the Company's Board of Directors affected a 1:500 reverse stock split, effective August 26, 2011 (record date). The shares have been retroactively stated to reflect the reverse-split shares.

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

INFRAX market opportunity exists in one of the largest industries in the world. Globally, according to the International Energy Agency (IEA), this industry is expected to spend close to $10 trillion dollars by 2030 to upgrade electrical infrastructure. Technology innovations in power delivery have been fermenting for years, but only now is the confluence of physical need and social expectations creating an environment in which real and sustained monetary commitments are being made to create a “Smart Grid” built on information-based devices, digital communication and advanced analytics. Networking giant Cisco has estimated that the market for smart grid communications will grow into a $20 billion-a-year opportunity as the infrastructure is built out over the next five years. Researchers at Specialists in Business Information (SBI) forecast the market will grow to $17 billion-per-year by 2014 from today’s $6 billion. Globally, SBI expects the market for smart grid technologies to grow to about $171 by 2014 up from approximately $70 billion in 2009.

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

Infrax creates a unified solution path to securely manage Advanced Metering Infrastructure (AMI) and other Smart Grid optimization applications such as substation and distribution automation. Our product portfolio provides Network Transport and Management, Secure Intelligent Devices, Threat Detection, and Grid Optimization, all integral components of a state-of-the-art Smart Grid solution.

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

Industry Background

In today’s environment of increasing threat sophistication and regulatory pressures, managing risk has become a primary concern for Utility IT organizations. Today, a single breach can cost millions, be devastating to industrial, commercial and residential consumers, and create a threat to national security. Infrax’s Secure Network Interface Card (SNIC), GridMesh and GRid Intrusion Management (GRIM) products provide a secure solution for complete grid, network and intelligent device management.

Like the internet does today, the utility network needs to able to connect millions of devices and still operate in a reliable and secure grid. Because of increased demand and growing environmental concerns, this grid also needs to become far more flexible than it is today, accommodating distributed power generation from renewable sources and use several energy efficiency techniques. The vision of tomorrow’s utility grid involves a number of technologies that need to be put in place to make the power grid smarter, with more automation within the network and tools to give end users better information and control. The overall change that the utility needs to make is to go from a centralized generation and distribution model to one that is more distributed and diverse.

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

Our SNIC and GRid Intrusion Management (GRIM) systems provide an enhanced Cyber Security platform which prevents unwarranted intrusion into any part of the electrical grid. Using advanced encryption algorithms, a secure virtual network can be created over a private or public network. Infrax's GRIM technologies will evolve to include software and hardened hardware solutions for substation deployment.

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

The market for Infrax’s SNIC and GRIM solutions includes over 3,400 electric utilities in the United States, several thousand more globally, large consumers of commercial power, as well as power producers and utilities providing water and gas.

According to the research-based business strategy firm Zpryme, Smart Grid IT hardware and software spending in the U.S. was $15.2 billion in 2009 and is forecasted to increase to $39.4 billion by 2014.

INFRAX Solution

IMAGE OMITTED

Our Secure Intelligent Energy Platform (SIEP) ™ competes in three distinct market segments of the smart grid industry;

  Network Transport and Management,

  Secure Smart Sensors and Devices (i.e. Smart Meters, and

  Threat Detection, Grid Optimization and Security.

SIEP™ - The Complete Solution to Secure the Grid

Infrax Systems has developed a series of interrelated operational management, communications, and grid security related products and services, under one platform (SIEP), that together enable a comprehensive and unified solution for communications and applications management of the Smart Grid. Each product meets a specific need in the spectrum of controls necessary to effectively manage a Smart Grid and together they will offer unparalleled security and data management.

Secure Network Interface Card (SNIC)

The Infrax SNIC is the next generation of grid security products. SNIC addresses the Advanced Metering Infrastructure requirements of electric utilities worldwide and provides the highest level of meter security available to date. The SNIC employs military grade encryption, meeting or exceeding current and emerging security standards. The universal host interface board carries a single wireless module for both Home Area Networking (HAN) and for communicating the data to the utilities control center using standards based communications technology called GridMesh.

GridMesh

Infrax’s revolutionary wireless smart meter mesh platform solves what has been the biggest challenge faced by utilities, connecting each home to the Smart Grid in an efficient, scalable and secure way. Utilizing our proprietary wireless system, GridMesh enables each smart meter to interconnect with one another to create a large, scalable mesh network.

UMAX and UMAX +

The Utility Max (UMAX) Product Family is an extremely cost effective wireless solution for Utilities and Telco’s who are looking to either set up a point-to-point or point-to-multipoint Ethernet links. The UMAX+ uses an adjunct box that is connected to the UMAX radio over an Ethernet link to provide T1/E1s at the remote locations. Due to the advanced implementation of both, Frequency Division Duplex and Time Division Duplex in the wireless domain the UMAX products can operate on a single channel eliminating the need for a guard band between the transmit and receive signals.

AssetTracker

The Infrax Asset Tracker solution provides for complete inventory management of utility Smart Grid assets including meters, collectors and concentrators, as well as all substation and field deployable assets. Asset Tracker validates inventory and equipment information received via RFID from tagged assets and seamlessly provides that information across the enterprise bus of an electric utility in a format customizable for each utility. Access to real time information provides operations personnel with the ability to locate material, track consumption and streamline procurement.

What Our Technology Does

INFRAX is a pioneer designer, developer, systems integrator and manufacturer of turnkey secure solutions for the utility industry. We are a provider of unique secure, cost-efficient solutions that provide everything required to bring the utility’s technological platform into the 21st. century. Our SIEP™ platform provides: 1) Network Transport and Management (secure 2 way communications), 2) Secure Smart Devices (Smart Meters), and 3) Asset management, Grid Optimization and Security, all in an integrated state-of-the-art Smart Grid solution that truly provides our customers with end to end grid management capability.

We believe our Secure Integrated Platform will facilitate and hasten the deployment of Smart Grid technology among resource constrained small and mid-sized utilities. INFRAX’ advantage comes from our advanced patented technologies, which provide a highly secure, reliable platform that allows two-way communication with our Secure Intelligent Endpoint Devices for Advanced Metering Infrastructure and Substations applications.

Based on our review of the Smart Grid related products against which the Secure Intelligent Energy Platform now competes, we believe that none of them provide the required encryption and threat detection capabilities required to secure the energy grid.

The Utility industry’s aggressive deployment of Advanced Metering Infrastructure (AMI) and data management devices has led to the accelerated reliance on fiber optic communications to many of the key substations. However, the existing utility networks cannot provide the security, reliability and connectivity to extend the reach to the consumer locations.

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

While the current use of RF technology is inherently less reliable, Infrax is focused on using highly encrypted data over secure tunnels using a variety of communications medium including WiFi, Cellular or other public communication media. Infrax's secure smart grid platform incorporates a communications transport known as GridMesh™, and a device and data security management tool known as GRiM. Secure management of the "last mile" backhaul is necessary for utilities to implement Smart Grid applications such as AMI, and substation and distribution automation.

Infrax is in the process of completing a Security and Network Interface Card (SNIC), based on higher levels of encryption, which can be imbedded in all intelligent end devices including Smart Meters and sensors. The SNIC will be offered in a variety of configurations, all equipped with standards based encryption with robust authentication schemes.

Data traffic passing through SNIC will be encrypted using AES 256, once the devices are authenticated. . These keys are periodically rotated to negate “man in the middle” attacks. When combined with our security based software and management tools, our SNIC creates an impenetrable barrier against cyber-attacks.

We believe that our Secure Intelligent Energy Platform will give us a competitive advantage in the emerging and evolving Smart Grid environment.  By utilizing our solution, Utilities can secure their networks and prolong the lifecycle of previously deployed components by eliminating the security concerns that would necessitate replacement.

INFRAX Strategy

We intend to generate revenues from the design, sales, installation, and support of the hardware, software and technology, associated with our integrated solution, Infrax Secure Intelligent Energy Platform (SIEP) ™.  Additionally, revenues may be generated from licensing our Security, GRiM and, Infrax Networks wireless communications and future products.

Our efforts are presently focused on attaining the following:

INCREASED MARKET PENETRATION OF OUR WIRELESS BROADBAND PRODUCTS

Our strategy is to capitalize on the millions of dollars and thousands of man hours invested in one of our core technologies, the T-Max family of wireless broadband products, developed by Trimax Wireless, Inc, which we acquired in June 2010. We own the Intellectual Property of these systems having acquired Trimax Wireless, Inc and have enhanced the T-Max product line for use in Smart Grid applications for utility infrastructure management.

The new UMAX and UMAX+ product lines provide additional functionality and features to an already robust platform. Designed to provide data acquisition, network extension and backhaul capabilities, the UMAX+ is now available in 4-port and 8-port configurations supporting either 4 or 8 T1 links. The units provide Ethernet on the drop side in addition to handling TDM traffic.

INCREASED MARKET PENETRATION AND INTEGRATION OF OUR ASSET MANAGEMENT PRODUCTS

We continue to discover new and exciting applications for the asset management, tracking and security products developed by Lockwood Technology. Infrax acquired controlling interest in Lockwood in April 2011 and has been focused on integrating Lockwood’s capabilities into the Secure Intelligent Energy Platform. While we continue to support Lockwood’s existing municipal and public safety applications, there is vast potential to deploy this technology within the utility sector.

Asset management has long been a goal of utilities, especially in times of storms and weather related circumstances. Disaster response can be greatly improved through comprehensive reporting on asset and material location and availability. The Asset Tracker allows utility vehicles to be quickly and accurately inventoried each time they are deployed and return for restocking. Mobile solutions are also available to relay asset utilization over wireless links on a real time basis from the site of a service interruption.

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

Infrax Systems has entered into a Technical Information License Agreement (TIL) with Itron, the leading manufacturer of smart meters.  The license agreement allows Infrax to design its Secure Network Interface Card (SNIC) and communications module for inclusion in Itron Centron I & Centron II meters. We have been working closely with Itron during this process to ensure that we are fully compliant and the results to date have all met Itron’s criteria. When the qualification testing process is finished, Infrax can license the communications module to Itron and sell the product directly as Itron-compliant.

While we have also been in discussions with several other global meter manufacturers regarding the inclusion of the SNIC and GridMesh into their AMI meters, we believe that Itron’s dominant market position and the strength of our relationship will drive the results required to meet our business objectives.

ACTIVELY PURSUE TARGETED STRATEGIC ACQUISITIONS

We intend to actively pursue selective acquisitions to enhance our product/service offerings and to further expand our solutions into the alternative energy and intelligent energy solutions sector. Utilizing our core platform as the foundation for additional products and services, we can increase the potential of other technology products by integrating them with our solution. We have identified several potential technology companies which have technologically advanced products to complement our solution.  We intend to look for opportunities to acquire technologies that would support and enhance our current technology platform with a particular focus on growing managed services offerings through our energy management solutions.

Contracts and Agreements

In July 2010, we signed an agreement with Tampa Electric Company (TECO) to provide a wireless network interconnecting multiple substation facilities.

In August 2010, we received an order from USKS to deliver and install the next phase of the wireless network in Abuja, Nigeria. This phase will include WiMax/LTE capability.

In January 2011, we received an order to provide a wireless public safety network in Hamilton, Bermuda.

In June 2011, we received an additional order to provide wireless communications to the Bermuda Dockyards.

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

Lockwood Technology Corporation (acquired controlling interest April 8, 2011)

Lockwood has focused on developing world class asset tracking software and asset tracking services using bar coding, radio frequency (RFID), imaging, and wireless technologies. The "Lockwood solution" is comprised of a "set" of services and products, which can be implemented as a whole or implemented as building blocks. Each component is able to work independently of the others, yet when combined, serve to provide a complete seamless, integrated system.

Our proprietary softwares provide:

•	Mobile Public Safety - Providing public safety workers in the field with timely access to the information they need is reducing crime and saving lives
•	Video Surveillance - A cost-effective alternative to adding additional people to increase security coverage, cameras are extending the visual reach of police, fire, lifeguards and park rangers
•	Utility Meter Reading - Centrally connected utility meters are improving customer satisfaction and encouraging conservation while lowering operational costs
•	Intelligent Transportation Systems (ITS) - Real-time traffic analytics and control is minimizing congestion and improving safety on crowded roadways as well as reducing emissions
•	Municipal Modernization and Mobility - Extending office IT resources to the field is improving worker efficiency, lowering costs, and raising citizen satisfaction
•	Automated Parking Meters - Variable parking rates, and flexible payment options, are improving main street business.
•	Industrial - Often operating in hostile conditions, industrial site networks are used for a range of activities that improve business operational efficiencies, reduce operating cost, and increase worker and site safety
•	Public Access - Citywide, campus-wide, and hot zone Wi-Fi networks increase quality of life, educational opportunities, and economic development

Security and Network Interface Card (SNIC)(Intellectual Property Rights to be filed)

We will file for global patent for our Security and Network Interface Card after the successful completion of the field trials in 2011.

GridMesh (Intellectual Property Rights to be filed)

We will file for global patent for our GridMesh technology after the successful completion of the field trials in 2011.

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

The market for our products is in its infancy and there is no clear market leader, which provides Infrax entry with a unique product line. We also believe that none of our competitors offer a unique blend of network, device, data and security management as Infrax.  In order to maintain and improve our competitive position in the market, we must continue to invest in research and development, and continue to anticipate changes in the market and our customers’ requirements.

Recent Competitor Activity

•         Silver Spring Networks

o   Developed Smart Energy Platform with NIC for GE meters and end to end management.

o   Have won several utility contracts for AMI deployment mainly through PG&E.

o   Filed S-1 to IPO on July 7, 2011.

o   Anticipated to be priced at $15.00/share = Market Cap of @ $2B.

o   Anticipated IPO date to be October. 2011, upon SEC effectiveness notice.

o   Anticipated Price per Revenue of 30.

o   Shares currently traded off market @ sharespost.com @ $10 per share.

o   Highly anticipated IPO, will create a strong indicator to the whole industry .. Many other Smart Grid related companies to follow suit like eMeters & GridCom.

•         Ambient Corporation (AMBT)

o   Started in 1996.

o   Historically products were Broadband over Power Line (BPL) based.

o   X-Series of communications nodes utilize 802.11 Wi-Fi communications.

o   Primary customer is Duke Energy.

o   Reverse Split effective July 20, 2011. Stock price trading up post reverse. Uplist to NASDAQ effective 8/3/2011.

  Our Employees

At the date of this annual report, we have seven (7) full-time and four part-time employees. The majority of employees work out of our offices in Pinellas Park. We have several remote employees dedicated to sales and deployments.

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

At the date of this annual report, we do not have the funding we require to maintain our business and we have had limited success in raising capital in the past 2 years.  We have concentrated mainly on developing our hardware and software solutions. Furthermore, we do not have any existing or ongoing arrangement, understandings, commitments or agreements for additional funding.  Failure to raise additional debt or equity funding would prevent us from completing development of the Secure Intelligent Energy Platform and associated products and possibly cease operations. There is no assurance that we will be able to obtain sufficient debt or equity funding, or that the terms of available funding will be acceptable to us. Failure to raise additional debt or equity funding would most probably result in a complete loss of their investment by purchasers of our common stock.

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

We have a limited operating revenue history that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

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

Managing a small public company involves a high degree of risk. Few small public companies ever reach market stability and we will be subject to oversight from governing bodies and regulations that will be costly to meet.  Our present officers and directors do not have any experience in managing a fully reporting public company so we may be forced to obtain outside consultants to assist with our meeting these requirements.  These outside consultants are expensive and can have a direct impact on our ability to be profitable. This will make an investment in our Company a highly speculative and risky investment .

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

Item 3.     Legal proceedings

(a)   During the fourth quarter of our year ended June 30, 2011, Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. The Company has filed a motion to dismiss such action which is set for hearing. The note is unsecured, however, if holders prevail, they may be entitled to legal cost, in addition to payments per the term of the agreement. The Company believes that it has sufficient affirmative defenses to this complaint and does not believe that it will have a material effect on the Company.

  (b)  We did not terminate any legal proceedings during the fourth quarter of our 2011 fiscal year.

Item 4.     Submission of matters to a vote of security holders

We did not submit any matter to a vote of our security holders, through the solicitation of proxies or otherwise during the fourth quarter of our 2011 fiscal year.

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

	High Bid	Low Bid
Fiscal Year 2010*
Fourth Quarter Ended June 30, 2010	$ 16.00	$ 2.00
Third Quarter Ended March 31, 2010	$ 22.50	$ 5.60
Second Quarter Ended December 31, 2009	$ 42.50	$ 10.05
First Quarter Ended September 30, 2009	$ 62.50	$ 25.00

Fiscal Year 2011*
Fourth Quarter Ended June 30, 2011	$ 3.05	$ .80
Third Quarter Ended March 31, 2011	$ 6.00	$ 2.25
Second Quarter Ended December 31, 2010	$ 4.85	$ 2.50
First Quarter Ended September 30, 2010	$ 12.00	$ 1.40

* On July 14, 2011 the Company's Board of Directors affected a 1:500 reverse stock split, effective August 26, 2011 (record date). The share prices have been retroactively stated to reflect the reverse-split shares.

As of October 13, 2011 we had 65 shareholders of record and approximately 4, 352 beneficial shareholders, and we had 2,835,417,440 (5,670,835 post reverse split) shares of $0.001 par value common stock outstanding.

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

Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of securities during the three months ended June 30, 2011.

Date	Title of Security	Amount	Purchaser		Price	Exemption
6/3/2011	Common	70,000,000	Richared Dea	(1)	Acquisition	Section 4(2)
6/3/2011	Common	70,000,000	Eric Littman	(1)	Acquisition	Section 4(2)

We did not pay and no one acting on our behalf or to our knowledge paid any commissions or other compensation with respect to the sale of any of the shares listed in the tables above.

(1)	Mr. Richard Dea and Littman have been issued shares in connection with the acquisition of Lockwood Technology, Inc.

Item 6.   Selected financial data

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2011	2010

Cash	$25,498	$115,015
Current assets	152,998	230,361
Total Assets	7,049,266	7,112,507

Total current liabilities	2,106,199	1,668,635
Total liabilities	2,681,156	1,854,339
Total stockholders' equity	4,368,110	5,258,168)

Working Capital	(1,953,201)	(1,438,274)

Net Cash (Used) Provided by Operating Activities	(592,774)	26,362

For the Year Ended June 30,	2011	2010

Revenues	$518,388	$9,895
Direct costs	87,327	-
Gross Profit	431,061	9,895
Operating expenses:	4,247,134	963,463
Net loss	$(3,884,305)	$(986,710)

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

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had approximately $25,000 in cash at June 30, 2011, and extended in excess of the line of credit from Mr. Talari with which to satisfy our future cash requirements. Mr. Talari has extended his support and is in the process to extend his support to a total of $1 million. Our management believes our cash and majority shareholder commitment will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We believe full implementation of our plan of operations, completion of development of the smart grid related hardware and software, completion of pending acquisitions and the integration of the Lockwood will cost approximately $5 million. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

We are currently in ongoing discussions, arrangements, understandings, commitments or agreements for additional funding with two firms. In this endeavor, we will consider equity funding, either or both of a private sale or a registered public offering of our common stock; however, it seems unlikely that we can obtain an underwriter. We will consider a joint venture in which the joint venture partner provides funding to the enterprise. We will consider debt financing, both unsecured and secured by a pledge of our technology. As noted previously, we our intermediary funding is provided through our line of credit arrangement with Mr. Talari.

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

Infrax Systems has entered into a Technical Information License Agreement (TIL) with Itron, the leading manufacturer of smart meters.  The license agreement allows Infrax to design its Secure Network Interface Card (SNIC) and communications module for inclusion in Itron Centron I & Centron II meters. We have been working closely with Itron during this process to ensure that we are fully compliant and the results to date have all met Itron’s criteria. When the qualification testing process is finished, Infrax can license the communications module to Itron and sell the product directly as Itron-compliant.

While we have also been in discussions with several other global meter manufacturers regarding the inclusion of the SNIC and GridMesh into their AMI meters, we believe that Itron’s dominant market position and the strength of our relationship will drive the results required to meet our business objectives.

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

Product Research and Development

Our Smart Grid products are in the late stages of development and we anticipate delivering prototype solutions to our targeted beta customers by the end of the 1 st quarter of 2012. We have budgeted $1.8M for the completion of our hardware and software products. We do not have financial or other resources to undertake this development. Without additional funding sufficient to cover this budgeted amount, we will not have the resources to conduct this development.

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

Funding

To support our activities and provide the initial sales and support for entry into the Utility marketplace, as noted above, we will require an initial investment of approximately $5 million. We expect this level of funding to carry us into the Smart Grid and Utility marketplaces and provide the capital necessary to complete the development of our SIEP and SNIC products .

RESULTS OF OPERATIONS

Comparison year ended June 30, 2011 to June 30, 2010

For the year ended June 30, 2011 and 2010, we incurred net losses of $3,884,305 and $986,710, respectively.   Losses consisted of $500,900 and $510,267 of stock based compensation for the years ended June 30, 2011 and 2010, respectively.  Losses also include depreciation and amortization, non-cash expenses, in the amount of $1,347,819 and $2,398 for the years ended June 30, 2011 and 2010, respectively. The increase was primarily due to the amortization charges for intangible and tangible assets acquired from Trimax. Additionally, there were impairments and write downs of certain assets, due to valuation assessments by management, incurring charges of approximately $892,000 in year 2011. Compensation and consulting expenses increased approximately $653,000 for the comparative periods, due to the increase in full-time equivalents and the full year operations of the Trimax acquisition, as well as a full year increase in employment agreement, both in number of individuals under contract and annual amount. General and administrative increased approximately $327,000, while professional fees decreased approximately $67,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had approximately $25,000 in cash. We have exceeded the line of credit from Mr. Talari for which to pay normal operating expenses. Mr. Talari has continued funding our operations. Mr. Talari has expressed commitment to $1 million dollars of funding, the Company is currently in process of formalizing the agreement. We believe this support will allow our continuation while we attempt to secure other sources of financing to develop our business plan, and increase efforts of our marketing plan.  Cash used in operations was $592,774, which was primarily provided from advances from our majority shareholder.

On September 6, 2005, we obtained a loan commitment from Mr. Talari, one of our director and controlling person in the aggregate amount of $350,000, which was amended to $500,000, under a revolving master promissory note, due on demand, with interest at the rate of five percent per annum. We have been receiving advances on this note on an as needed basis and through June 30, 2011, we have received a total of $494,253 for the year ended June 30, 2011 and $574,957, net, since the inception of the commitment.  During the course of this agreement Mr. Talari has made a number of conversions, reducing the note and accrued interest in exchange for our common stock.

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. (“Trimax”) for the purchase of their business assets and technology.  As part of the agreement a promissory note, in the amount of $712,500 was entered.  The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment.  The Company  shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof ("Maturity Date") (December 29, 2010).  Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date We have not made our required payments on this note.

On June 17, 2010 the Company entered into a Bridge Loan Agreement with Blue Diamond Consulting, LLC (“Lender”).  The Company may be advanced up to $500,000, secured by the Company’s common stock.  Advances may be requested in increments of $25,000 and bear interest of 8% per annum.   Advances have repayment terms of six months from the date of the requested advance.  The Lender has the right, at their option, to convert any amounts due, plus interest, into the Company’s common stock at a conversion rate, as defined, at 50% of the closing bid price at the date of conversion request.  As of June 30, 2011, there have been no requested advances and no amount is due to Lender.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2011 and 2010, which are contained in this filing, the Company’s 2011 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8.     Financial statements and supplementary data

Infrax Systems, Inc.

2011 Annual Report

Randall N. Drake, CPA, P.A.

1981 Promenade Way

Clearwater, FL 33760

727.536.4863

Randall@RDrakeCPA.com

____________________________________________________________________

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infrax Systems, Inc.

Pinellas Park, Florida

We have audited the accompanying consolidated balance sheet of Infrax Systems, Inc as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infrax Systems, Inc. as of June 30, 2011 and 2010, and the results of its operations, changes in their stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 3 of the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements of Infrax Systems, Inc. as of June 30, 2010 and for the year then ended have been restated for the correction of a misstatement during the period. Additional disclosures have been added to Note 13 regarding the issuance of common stock and preferred stock during the period.

/s/    Randall N. Drake, CPA, PA

Clearwater Florida

October 13, 2011

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30, 2011		June 30, 2010
Assets			RESTATED
Current assets
Cash	$25,498		$115,015
Accounts receivable	22,050		1,091
Inventory	55,450		110,726
Loan receivable from affiliate	-		580
Note receivable	50,000		-
Prepaid expenses	-		2,949
Total current assets	152,998		230,361

Property & equipment, net of accumulated
depreciation of $45,807 and $11,229, respectively	193,169		183,251

Intangible property, net of accumulated
amortization of $1,314,775 and $1,329, respectively	6,700,599		6,698,895
Deposits	2,500		-
Total Assets	$7,049,266	.	$7,112,507

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$434,789		$196,153
Accrued expenses	889,108		478,967
Customer deposits and deferred revenue	-		267,213
Notes payable	774,500		718,500
Loans and notes payable, related parties	7,802		7,802
Total current liabilities	2,106,199		1,668,635

Notes payable to Shareholder	574,957		185,704
Total liabilities	2,681,156		1,854,339

Stockholders' Equity
Preferred Stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
385,702 and 0 issued and outstanding	386		386
Series B Convertible: 100,000,000 shares designated;
257,764 and 890,600 issued and outstanding	257		890
Common Stock, $.001 par value, 5,000,000,000 shares
authorized; 6,282,275 and 5,231,524 shares
issued and outstanding, respectively *	6,283		5,232
Additional paid-in capital	11,451,683		8,464,710
Subscriptions (receivable) payable	408		(1)
Minority interest in subsidiary	5,447		-
Accumulated deficit	(7,096,354)		(3,212,049)
Total stockholders' equity	4,368,110		5,258,168

Total Liabilities and Stockholders' Equity	$7,049,266		$7,112,507

* On July 14, 2011 the Company's Board of Directors affected a 1:500 reverse stock split, effective August 26, 2011 (record date). The shares have been retroactively stated to reflect the reverse-split shares.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Consolidated Statements of Operations

	For the Year Ended June 30,
	2011	2010

Revenues	$518,388	$9,895
Direct costs	87,327	-
Gross Profit	431,061	9,895

Operating expenses:
Salaries and benefits	1,014,062	644,512
Consulting	411,770	128,111
Professional fees	127,120	60,886
General and administrative	454,101	127,556
Impairments and write-downs	892,057	-
Amortization and depreciation	1,348,024	2,398
Total operating expenses	4,247,134	963,463

Other income (expense):
Interest expenses	(62,785)	(11,861)
Equity losses of investee	-	(22,250)
Miscellaneous	-	969
Total other income (expense)	(62,785)	(33,142)

Loss from operations before income taxes	(3,878,858)	(986,710)

Provision for income taxes	-	-
	(3,878,858)	(986,710)

Minority Interest	(5,447)	-

Net loss	$(3,884,305)	$(986,710)

Earnings (loss) per share:
Basic and dilutive	$(0.67)	$(2.65)

Weighted average shares outstanding
Basic and dilutive	5,807,756	372,718

* On July 14, 2011 the Company's Board of Directors affected a 1:500 reverse stock split, effective August 26, 2011 (record date). The shares have been retroactively stated to reflect the reverse-split shares.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2011		2010
Cash Flows from Operating Activities:
Net loss	$(3,884,305)		$(986,710)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	1,348,024		2,398
Issuance of stock in settlement of services	500,900		510,267
Impairment of goodwill	762,750
Minority interest	5,447		-
Changes in assets and liabilities:
Accounts receivable	(20,959)		48,124
Inventory	55,276		(110,726)
Due from affiliate	580		(580)
Deferred contract costs	-		26,696
Prepaid and other	2,949		(949)
Accounts payable	238,636		168,318
Accrued expenses	665,141		151,526
Customer deposits and deferred revenue	(267,213)		217,998
Net Cash (Used) in Provided by Operating Activities	(592,774)	.	26,362

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,107)		(2,799)
Acquisition of assets, net	(43,389)		-
Decrease (increase) in other assets	(2,500)		-
Net Cash (Used) in Investing Activities	(46,996)		(2,799)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	56,000		-
Related party advances	494,253		89,456
Net Cash (Used) Provided by Financing Activities	550,253		89,456

Net increase/decrease in Cash	(89,517)		113,019
Cash at beginning of period	115,015		1,996
Cash at end of period	$25,498		$115,015

Supplemental cash flow information:
Interest paid	$-		$-
Taxes paid	$-		$-

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in exchange of debt	$105,000		$45,000
Issuance of common stock in exchange for accrued salaries	$255,000		$-
Investment in affiliate by transfer of software	$-		$22,500
Conversion of convertible debentures into common stock	$-		$50,000
Stock issued for assets acquired	$2,127,900		$-
Promissory note issued (receivable) for the acquisition of assets	$(50,000)		$-

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Consolidated Statement of Stockholders' Equity

										Accumulated
							Additional			Deficit	Stock-
		Preferred			Common		Paid in		Minority	Development	Holders'
	shares		$.001 par	shares *		$.001 par	Capital	Subscription	Interest	Stage	Equity
Balance at June 30, 2009	-		$ -	279,749		$ 280	$ 2,005,838	$ (1)	$ -	$ (2,225,339)	$ (219,222)

Stock for services			-	15,672		15	246,210				246,225
Conversion of promissory note			-	59,720		60	72,940				73,000
Conversion of accrued officers salaries			-	3,000		3	15,922				15,925
Conversion of accrued officers salaries	1,017,034		1,017			-	299,770				300,787
Officer bonus	181,868		182			-	66,618				66,800
Acquisition of Trimax Wireless, Inc.	2,500,000		2,500			-	5,796,364				5,798,864
Conversion of preferred A to common	(600,000)		(600)	3,600,000		3,600	(3,000)				-
Conversion of preferred A-1 to common	(157,575)		(158)	55,625		56	102				-
Conversion of preferred A-2 to common	(55,625)		(56)	252,120		252	(196)				-
Conversion of preferred B to common	(1,609,400)		(1,609)	965,638		966	643				-
Adjustment of accrued salaries			-			-	(37,501)				(37,501)

Net loss										(986,710)	(986,710)

Balance at June 30, 2010	1,276,302		1,276	5,231,524		5,232	8,463,710	(1)	-	(3,212,049)	5,258,168

Issuance of shares in exchange for:
Shares issued for services				37,900		38	72,962				73,000
Shares for services				140,000		140	349,860				350,000
Shares for services						-	72,471	29			72,500
Conversion of salaries payable				143,850		144	254,856				255,000
Compensation settlement				1,800		2	5,398				5,400
Conversion of debt				147,500		148	74,852				75,000
Conversion of debt				30,000		30	14,970				15,000
Conversion of debt				30,000		30	14,970				15,000
											-
Acquisition of Lockwood Technologies, Inc.				140,000		140	1,649,480	380			1,650,000
Acquisition, warrants issued upon acquisition						-	477,900				477,900
											-
Conversion of preferred B to common	(632,182)		(632)	379,309		379	253				-
Conversion of Preferred B shates to common	(654)		(1)	392		-	1				-
											-
Net loss									5,447	(3,884,305)	(3,878,858)

Balance at June 30, 2011	643,466		$ 643	6,282,275		$ 6,283	$11,451,683	$ 408	$ 5,447	$ (7,096,354)	$ 4,368,110

* On July 14, 2011 the Company's Board of Directors affected a 1:500 reverse stock split, effective August 26, 2011 (record date). The shares have been retroactively stated to reflect the reverse-split shares.

The accompanying notes are an integral part of these financial statements.

 Infrax Systems, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2011 and 2010

1.           History of the Company and Nature of the Business

History of the Company

Infrax Systems, Inc. (formerly OptiCon Systems, Inc.) ( “ the Company ”, “Infrax” ) was formed as a Nevada corporation on October 22, 2004.  On July 29, 2005, the stockholders of the Company entered into an agreement to exchange 100% of the outstanding common stock of the Company, for common and preferred stock of FutureWorld Energy, Inc. (formerly Isys Medical, Inc.), a publicly traded company, at which time, the Company became a wholly owned subsidiary of FutureWorld Energy, Inc..

FutureWorld Energy, Inc. ( “FutureWorld” ), Infrax’s parent company, announced its intention to spin off Infrax (formerly OptiCon Systems, Inc.) through by the payment of a stock dividend.  In connection with the proposed spinoff, Infrax’s board of directors approved a stock dividend of 99,118 shares to FutureWorld, its sole shareholder.  On August 31, 2007, FutureWorld paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Infrax’s stock for every two shares they own of FutureWorld.  As of August 31, 2007, Infrax ceased being a subsidiary of FutureWorld.

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

As of June 29, 2010, the Company acquired the assets and management of Trimax Wireless Systems, Inc. (“Trimax”), in exchange for equity and a note payable.    The Trimax product line is expected to provide an operating platform and enhanced operating effectiveness to the OptiCon Network Manager. Furthering our development towards becoming a leader in the emerging smart-grid industry, on April 8, 2011 we acquired a 70% controlling interest in Lockwood Technology Corporation, to supply RFID and asset tracking, among other technology value to our product lines.

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

 Principles of Consolidation

The consolidated financial statements include the accounts and operations of Infrax Systems, Inc., and its wholly owned subsidiary, Infrax Systems SA (Pty) Ltd. and Lockwood Technology Corporation, net of minority interests (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and material intercompany transactions have been eliminated.

The Trimax Wireless, Inc. acquisition was effective June 29, 2010.  The agreement acquired all the assets and certain liabilities of Trimax Wireless, Inc.  As an asset purchase the acquired assets and liabilities are included in the accounts of Infrax Systems, Inc.

The Company acquired a controlling interest (70%) of Lockwood Technology Corporation (“LTC”) on May 8, 2011. LTC’s activities, during the period of ownership, have been included in the reported consolidated financial statements.

Development Stage Enterprise

The Company, in prior periods, presented financial statements as a development stage enterprise.   In the initial years the Company, devoted substantially all of its efforts to raising capital, planning and implementing the principal operations.   The Company may continue to incur significant operating losses and to generate negative cash flow from operating activities.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.   However, based on current and subsequent events, primarily the acquisitions of Trimax Wireless Systems, Inc. and Lockwood Technology Corporation, management believes that the Company has established the primary business development plan.

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

Variable Interest Entities

The Company considers the consolidation of entities to which the usual condition (ownership of a majority voting interest) of consolidation does not apply, focusing on controlling financial interests that may be achieved through arrangements that do not involve voting interest.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is generally required to consolidate assets, liabilities and non-controlling interests at fair value (or at historical cost if the entity is a related party) and subsequently account for the variable interest as if it were consolidated based on a majority voting interest.    The Company has evaluated all related parties, contracts, agreements and arrangements in which it may hold a variable interest.  All companies identified have been included in the consolidated financial statements.

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, notes receivable, inventory, accounts payable and note payable and notes payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2011 and 2010, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Accounts Receivable and Credit

Accounts receivable consist of amounts due for the delivery of sales or services to its customers.   Prepayments on account are recorded as customer deposit, a current liability.   An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventories

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of component parts and accessories available for sale.  Parts are generally purchased for projects, as minimal inventory is held to supply customers.

  Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2011 and 2010.

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

On May, 2011 the Company completed the acquisition of controlling interest (70%) in Lockwood Technology Corporation, in exchange for stock and certain considerations (cash and warrants). The shares were issued at the fair market value at the date of the transaction ($1,650,000) and warrants were valued using an option price model ($477,900). The total purchase price, net of cash, notes receivable, and net assets acquired was $1,956,158. The Company recognized an immediate impairment in the amount of $641,008 in consideration of its analysis of future discounted cash flows and industry multiples of the acquired Company, resulting in a net intangible assets of $1,315,150. Management’s allocation of the purchase price was based on our assessment of the fair market value of the assets acquired, in accordance with Accounting Standard Codification, Topic 805. Fixed assets and other tangible assets were evaluated for market value. There were no identifiable assets that had any significant appreciation or impairment; therefore those assets have been brought over at the historical basis, net of depreciation. The analysis of the intangible values purchased were allocated to the Lockwood customer list (30% or $394,550) and the developed software and licensing technology (70% or $920,600).

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, 2011 and 2010, as reported. Certain impairments have been recorded to reflect the net realizable value of the associated assets, based on fair value (inventory) or discounted cash flows (goodwill and intangibles).

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $92,553 and $3,049for the years ended June 30, 2011 and 2010, respectively

Research and Development

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

	June 30, 2011	June 30, 2010
Earnings (Loss) per share:
Net Loss	$ (3,884,305)	$ (986,710)

Common shares	5,807,756	372,718
Common share equivalents	1,523,674	8,349
Dilutive common shares	7,331,429	381,067

Earnings (loss) per share, basic	$ (0.67)	$ (2.65)
Earnings (loss) per share, dilutive	$ (0.53)	$ (2.59)

Impact of Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The Company adopted ASU 2009-28 during FY 2011 and the impact of adopting ASU 2010-28 was considered in our evaluation for goodwill impairment at our annual impairment testing date in considering existence and recognition of potential impairment.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and has included proforma projections for current year acquisitions requiring combination.

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

 3.             Going Concern

As of June 30, 2011, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit.  As of June 30, 2011, the Company had negative working capital in excess of $1.9 million, and approximately $25,000 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.             Property and Equipment

Property and equipment consists of the following:

	June 30, 2011	June 30, 2010
Office and computer equipment	$ 180,518	$ 137,129
Furniture and fixtures	52,990	51,883
Computer software	5,468	5,468
	238,976	194,480
Accumulated depreciation	45,807	11,229
	$ 193,169	$ 183,251

For the years ended June 30, 2011 and 2010 the total depreciation expense charged to operations totaled $34,578 and $1,975, respectively.

5.            Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2011	June 30, 2010
Opticon fiber optic management software	$ 189,862	$ 189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	364,550	--
Lockwood licensing and technology	920,600	--
	8,015,374	6,700,224
Accumulated amortization	1,314,775	1,329
	$ 6,700,599	$ 6,698,895

For the years ended June 30, 2011 and 2010 the total amortization expense charged to operations totaled $1,313,241 and $423, respectively.

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2012	$1,647,863
2013	1,647,863
2014	1,647,663
2015	1,647,663
2016	109,547
thereafter	--
$6,700,599

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

On July 26, 2005, the Company purchased the OptiCon Network Manager software system which consisted of version R3 and R4.  At the time of the purchase, the software system was out of date and had to be updated and integrated with other current business software systems, before it could be distributed to customers.  The development of R3 software system was completed during the quarter ended December 31, 2006, and is available for distribution to customers. In September 2010 a transfer of 50% of the R3 license was returned to FutureTech, LLC at a carrying cost value of $22,250.

During the years ended June 30, 2011 and 2010, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  The capitalized software costs are amortized when the software is actually sold to customers.  Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software’s economic life.  At June 30, 2011 and 2010 amortization expense was $200 and $423, respectively.

TriMax intellectual property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks.  The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property.  The valuation considered future cash flows of the operating intangible assets acquired.  The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets.  The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing.  The acquisition carrying value assigned to the intellectual property was $6,329,342. At June 30, 2011 and 2010 amortization expense was $1,287,324 and $0, respectively.

TriMax software

Software development costs, in the amount of $180,020, were acquired in the Trimax acquisition.  The proprietary software was an identified asset of the acquisition and valued at cost.  The capitalized software is available for sale and is to be amortized over a 5 year period. At June 30, 2011 and 2010 amortization expense was $25,717 and $0, respectively.

Lockwood Technology Corporation

On May, 2011 the Company completed the acquisition of controlling interest in Lockwood Technology Corporation, a leading RFID software and hardware solutions provider, from Daedalus Capital, LLC. Infrax Systems acquired 70% interest in exchange for stock and certain considerations, including a $50,000 note receivable (due in 180 days) from the sellers to Infrax and $112,000 in cash received by Infrax at closing. Additionally, warrants were issued for the purpose of possible future investment capital, to be received by Infrax. Shares were issued at the fair market value at the date of the transaction ($1,650,000). The agreement included warrants for the purchase of 660,000 (post reverse split) common shares at an exercise price of $5.00 (split adjusted, for a term of 3 years. The warrants are callable by Infrax at certain fair market values of the common stock. Warrants were valued at $477,900 using an option price model (assumptions used in calculation: volatility 400%; risk free rate 1.02%; dividend rate 0%). The total purchase price, net of cash, notes receivable, and net assets acquired was $1,956,158 and was allocated to goodwill. The Company recognized an immediate impairment in the amount of $641,008 in consideration of its analysis of future discounted cash flows and industry multiples of the acquired Company, resulting in a net intangible assets of $1,315,150. Infrax also plans to utilize their expertise in future smart grid deployment projects. Management’s allocation of the purchase price was based on our assessment of the fair market value of the assets acquired, in accordance with Accounting Standard Codification, Topic 805. Fixed assets and other tangible assets were evaluated for market value. There were no identifiable assets that had any significant appreciation or impairment, therefore those assets have been brought over at the historical basis, net of depreciation. The analysis of the intangible values purchased were allocated to the Lockwood customer list (30% or $394,550) and the developed software and licensing technology (70% or $920,600).

6.              Accrued Expenses

Accrued expenses at June 30, 2011 and 2010 were as follows:

	June 30, 2011	June 30, 2010
Accrued salaries	$ 528,795	$ 278,034
Accrued consulting	137,118	125,118
Accrued professional	125,000	47,000
Accrued interest	80,338	24,649
Accrued expenses	17,857	4,166
	$ 889,108	$ 478,967

  7.                Debt Agreements

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. (“Trimax”) for the purchase of their business assets and technology for preferred shares of the Company, the assumption of certain liabilities and a note payable, in the amount of $712,500.  The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment.  The Company  shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof ("Maturity Date") (December 29, 2010).  Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date. As of the balance sheet date the Company is currently in default, as no payments have been made on this loan and is currently in negotiations to extend terms. See note 14, legal matters.

The Company issued a demand note to an unrelated party, with an unpaid balance in the amount of $6,000, with an annual interest rate of 18%. There are no repayment terms. As of June 30, 2011 accrued interest, since inception, is $4,719.

The Company has a Master Note Agreement, as an unsecured line of credit, from Mr. Sam Talari. The Master Note is for operational capital, in the amount of $350,000 and bears interest at 5% per annum. Mr. Talari has pledged additional funding for operating capital, up to $500,000 as evidenced by agreement. Subsequent to the year end, Mr. Talari has pledged a total of $1 million dollars, under the same terms as the original Master Note.

On June 17, 2010 the Company entered into a Bridge Loan Agreement with Blue Diamond Consulting, LLC (“Lender”).  The Company may be advanced up to $500,000, secured by the Company’s common stock.  Advances may be requested in increments of $25,000 and bear interest of 8% per annum.   Advances have repayment terms of six months from the date of the requested advance.  The Lender has the right, at their option, to convert any amounts due, plus interest, into the Company’s common stock at a conversion rate, as defined, at 50% of the closing bid price at the date of conversion request.  As of June 30, 2011, there have been no requested advances and no amount is due to Lender.

8.           Related Parties Disclosures

Employment Agreements

The following agreements are with Shareholders, Directors and Members of the Board:

 Sam Talari

Effective August 1, 2009, the Company entered into a three-year employment agreement with Sam Talari, one of the Company’s directors.  The agreement was automatically renewed for an additional one-year period, and subsequently renewed by the Board for an additional one-year period through July 31, 2013.  The Agreement provides for (a) a base salary of $15,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

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

Other employment agreements exist with employees.  As of June 30, 2011 and 2010, the accrued compensation under the employment agreements was $450,225 and $189,989, respectively.

Line of Credit, Master Agreement

On September 6, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares ($105,000 and $45,000 for the years ended June 30, 2011 and 2010, respectively). Mr. Talari continued making advances to the Company on the loan, of which $574,957 and $185,704 remains outstanding at June 30, 2011 and 2010, respectively.  In addition, the Company has accrued interest on this loan in the amount of $30,235 and $5,390 at June 30, 2011 and 2010, respectively.

 Loan from Related Parties

During the year ended June 30, 2008, FutureWorld Energy, Inc. (formerly Isys Medical), OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At June 30, 2011 and 2010, the amount owed to FutureWorld Energy on this promissory note was $7,802 and $7,802 respectively, and has accrued interest of $2.517 and $655, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individual and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $56,185 and $180,505 due to two individuals as of June 30, 2011 and 2010.

Stock Transactions

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

9.              Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 4 shares, at an adjusted average exercise price of $17300, as adjusted for the reverse split.  All of the Warrants expire on November 11, 2011.  All of the Warrants granted were non-qualified fixed price warrants.

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2009	4	4	$17,300.00	$17,300.00	.375 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, June 30, 2010	4	4
Granted	660,000	660,000	477,900	3,300,000	3.0 years
Exercised	-	-
Forfeited	-	-
Options, June 30, 2011	660,004	660,004

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	5.0
Expected price volatility	400.0%
Forfeiture Rate	0.0%

10.             Stock Option Plan

On October 22, 2004, the Company adopted a 2004 Non-statutory Stock Option Plan ( “Option Plan” ) for the benefit of its key employees (including officers and employee directors), consultants and affiliates. The Option Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment.

The Board of Directors authorized 120 shares of the Company's common stock to be set aside (adjusted for reverse split), which may be issued under the Option Plan.  As of June 30, 2011 and 2010, no shares have yet been issued under the Option Plan.

On October 2, 2009, the Company adopted a 2009 Employees and Consultants Stock Compensation Plan (“Stock Plan”) for the benefit of employees and consultants (including officers and employee directors). The Stock Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment, and to pay independent consultants that perform services to the Company. The Board of Directors authorized 10,000 shares (adjusted for reverse split) of the Company's common stock to be set aside, which may be issued under the Stock Plan.

On November 24, 2009, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering the 10,000 shares (S-8 shares) (adjusted for reverse split) under the Stock Plan.  As of June 30, 2011, all shares have been issued.

On May 12, 2010 the Company’s Board of Directors authorized an additional 10,000 shares of common stock (adjusted for reverse split) available under the Employees and Consultants Stock Compensation Plan, to pay for services from employees and consultants.  The Company may file a registration statement on Form S-8 in the future.

  11.             Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended June 30, 2011 and 2010:

	Year Ended June 30,
	2011		2010
Federal at federal statutory rate	(34.0)%		(34.0)%
State, net of federal deduction	(3.3)%		(3.3)%
Change in valuation allowance	37.3 ‘	%	37.3 ‘	%
Effective tax rate	0.0 ’	%	0.0 ’	%

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended June 30, 2011 and 200 9 or for the period October 22, 2004 (date of inception) through June 30, 2011.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30, 2010	Year Ended June 30, 2009

Income tax benefit at statutory rate	$(1,461,700)	$(371,300)
Increase (decrease) in income taxes due to:
Change in valuation allowance	1,461,700	371,300
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	For the Year Ended
	June 30, 2011	.	June 30, 2010
Deferred tax asset (liability), current:
Accounts receivable	8,300		400
Accrued salaries	199,000		104,600
Accrued consulting	51,600		47,100
Accrued professional	47,000		17,700
Accrued interest	30,200		9,300
Accrued expenses	6,700		100
Deferred revenue	-		100,600
Valuation allowance	(342,800)		(279,800)
	-		-

Deferred tax asset (liability), non-current
Net operating loss	1,142,900		92,200
Property and equipment	(24,000)		(700)
Valuation allowance	(1,118,900)		(91,500)
	-		-

The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2011 or 2010 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $5,081,000 from inception to June 30, 2011, which will expire, unless used to offset future federal taxable income beginning in 2024.

13. Capital Equity

The Company has issued convertible preferred shares. Shares are convertible into the Company’s common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

	Shares	Conversion
	Outstanding	Rate to Common
Preferred Series A	200,000	6.0
Preferred Series A1	52,425.4
Preferred Series A2	107,431	4.5
Preferred Series A3	25,846.8
Preferred Series B	257,764.6
	643,466

The above conversion rates are reported retroactive to the reverse stock split.

For the year June 30, 2010 the company had issued stock for services to employees and consultants, in the amount of 15,672 shares valued at $246,225, the fair market value trading price at the date of issuance. Additionally, the Company issued 181,868 preferred shares as a stock bonus to certain officers during the year ended June 30, 2010, valued at $66,800. During the year June 30, 2011, the Company issued 179,700 shares, valued at $500,900.

Salaries accrued to employees and executives were converted into 1,017,034 (valued at $300,787) of preferred shares and 3,000 (valued at $15,925) common shares during the year June 30, 2010 and 143,850 common shares (valued at $255,000) during the year ended June 30, 2011.

Promissory notes were converted, 59,720 (valued at $73,000) and 207,500 (valued at $105,000) shares of common stock during the years ended June 30, 2010 and 2011, respectively.

The Company issued 2,500,000 preferred shares on May 28, 2010 for the acquisition of Trimax Wireless, valued at $5,798,864. On May 8, 2011, the Company issued 178,000 shares of common stock (38,000 remains issuable at year end and issued subsequent to year end), valued at $1,650,000, for the acquisition of the controlling interest of Lockwood Technology.

During the year June 30, 2010, preferred shareholders converted 2,422,600 into common, at the above conversion rates, for 4,873,383 shares of common stock. During June 30, 2011 an additional 632,836 preferred shares were converted into 379,701 common shares.

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

Rent expense for the years ended June 30, 2011 and 2010 amounted to $63,987 and $22,318, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At June 30, 2011 and 2010 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations as of June 30, 2011 and 2010.

During the quarter ended June 30, 2011, Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. The Company has filed a motion to dismiss such action which is set for hearing. The note is unsecured, however, if holders prevail, they may be entitled to legal cost, in addition to payments per the term of the agreement. The Company believes that it has sufficient affirmative defenses to this complaint and does not believe that it will have a material effect on the Company.

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

The Company's Board of Directors has agreed to reduce the issued and outstanding shares by approximately 500,000,000 common shares held by related parties. The Company will reduce the issued and outstanding shares by having several major shareholders exchange their common shares for preferred. As of the date of filing the reduction plan has not been implemented, but has occur in the first quarter for year 2012.

On July 14, 2011 the Company's Board of Directors affected a 1:500 reverse stock split, effective August 26, 2011 (record date). Common shares have been retroactively stated to reflect the reverse-split shares.

 16.  Proforma Accounting for Lockwood Technology Corporation Acquisition

Unaudited proforma financial information is provided as if the acquisition occurred at the beginning of the fiscal year.  The financial information presents the combined companies to reflect a full year activity as a consolidated company.

Infrax Systems, Inc.
Unaudited Proforma Condensed Balance Sheet
As of June 30, 2011

	Combined	Infrax	Lockwood		Adjustment
Assets
Current assets	152,998	107,753	45,245		-

Property & equipment, net of accumulated
depreciation of $45,807	193,169	149,780	43,389

Intangible property, net of accumulated
amortization of $1,314,775	5,385,449	5,385,449
Goodwill	1,315,150	-		(a)	1,315,150
Non-current assets	2,500	-	2,500
Total Assets	$7,049,266	5,642,982	91,134		1,315,150

Liabilities and Stockholders' Equity
Current liabilities	$1,323,897	1,316,663	7,234
Notes payable	774,500	718,500	56,000
Loans and notes payable, related parties	7,802	7,802
Notes payable to Shareholder	574,957	574,957
Total liabilities	2,681,156	2,617,922	63,234		-

Stockholders' Equity
Capital and Additional Paid in Capital	11,464,464	10,121,414		(a)	1,343,050
Accumulated deficit	(7,096,354)	(7,096,354)	27,900	(a)	(27,900)
Total stockholders' deficit	4,368,110	3,025,060	27,900		1,315,150

Total Liabilities and Stockholders' Equity	$7,049,266	5,642,982	91,134		1,315,150

(a) FMV of shares issued for acquisition, net of valuation.

Infrax Systems, Inc.
Unaudited Proforma Condensed Statement of Operations
For The Years Ended June 30, 2011

	Combined	Infrax	Lockwood	Adjustment

Revenues	518,388	387,437	130,951	-
Direct costs	87,327	69,685	17,642	-
Gross Profit	431,061	317,752	113,309	-

Operating expenses:	4,247,134	3,763,294	483,840
Other income (expense), net	(62,785)	(62,785)

Net loss	(3,878,858)	(3,508,327)	(370,531)	-

 16.  Restatement of Prior Year Financial Statements

The prior year financial statements, June 30, 2010, have been restated for the recording of preferred share conversion that occurred subsequent to the year end.

Preferred shares were converted to common shares, however, the share issuance had not transacted until the subsequent period. The restatement

		As Originally
		Reported		change	Restated
Stockholders' Equity
	Preferred Stock, 50,000,000 authorized, $.001 par value:
	Series A Convertible: 5,000,000 shares designated	386		-	386
	Series B Convertible: 100,000,000 shares designated	258	(a)	632	890
	Common Stock, $.001 par value, 1,000,000,000 shares
	authorized	2,835,417	(b)	(219,656)	2,615,761
	Additional paid-in capital	5,634,506	(b)	219,024	5,853,530
	Subscriptions receivable	(350)		-	(350)
	Accumulated deficit during development stage	(3,212,049)		-	(3,212,049)
Total stockholders' deficit		5,258,168		-	5,258,168

(a)	Preferred shares issued were converted subsequent to the year end. Shares have been re-classified to the proper period (June 30, 2011).
(b)	Capital re-allocated, based on shares not converted in period.

The above restatement does not reflect the effects of the reverse stock split.

The effect of the restatement only affected the stockholders’ equity statement. There has been no changes to the Statement of Operations (effect on per share information was not affected, as the shares were not outstanding during the period presented) or the Statement of Cash Flows. Therefore, those statements have not been included in this footnote, as there has been no change to the originally reported amount.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 13, 2010 the Board of Directors engaged Randall N. Drake, CPA, PA of Clearwater Florida as our independent registered accounting firm. There has been no disagreements with our independent registered audit firm.

Item 9A.  Controls and Procedures.

Not applicable.

Item 9A(T).  Controls and Procedures

As of June 30, 2011 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of June 30, 2011 such disclosure controls and procedures were not effective.

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2011.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2011 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Name	Age	Position (s)	Director since

Sam Talari	50	Co-Chairman	2004
Malcolm F. Walsh	64	Co-Chairman	2009
Paul J. Aiello	51	President and Chief Executive Officer	2009
Peter Messineo	51	Chief Accounting Officer, Secretary and Director	2010

Sam Talari

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

Public accounting experience has been with national (BDO Siedman, LLP) and regional (Pender Newkirk & Co, LLP from 2004 through 2007) CPA firms servicing a broad based clientele including software, manufacturing firms, distribution companies, and various service industry companies. Consulting experience has been with an international consulting firm (Jefferson Wells International from 2007 through 2009) servicing multi-billion dollar clients, in the capacity of financial support and reporting.  Since 2009 Peter has been serving multiple clients registered with the Securities and Exchange Commission as a Board Member or in the capacity of compliance with quarterly and annual filings.  Peter serves on a part-time basis, since his election on September 6, 2010.

Peter received his degree in accounting from Pace University in New York in 1983and his Masters in Business Administration in Finance from Long Island University in 1998.

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

Name and principal position	Year	Salary	Bonus	Stock Award	All other compensation	Total
Sam Talari, Co-Chairman	2011	$ 164,000	-0-	-0-	-0-	$ 84,000
	2010	$ 164,000	-0-	-0-	-0-	$ 84,000
	2009	$ 84,000	-0-	-0-	-0-	$ 84,000

Malcolm F. Walsh, Co-Chairman	2011	$ 18,000	-0-	-0-	-0-	$ 18,000
	2010	$ 24,000	-0-	-0-	-0-	$ 24,000

Paul J. Aiello, President and Chief Executive Officer	2011	$ 144,000	-0-	-0-	-0-	$144,000
	2010	$ 119,000	-0-	-0-	-0-	$119,000

Peter Messineo, Chief Accounting Officer, Secretary and Director	2011	$ 24,000	-0-	-0-	-0-	$ 24,000
	2010	$ -0-	-0-	-0-	-0-	$ -0-

Compensation is in the form of one or a combination of cash, stock or as an unpaid accrual.

EMPLOYMENT AGREEMENTS

Sam Talari

Effective August 1, 2009, the Company entered into a three-year employment agreement with Sam Talari, one of the Company’s directors. The agreement was automatically renewed for an additional one-year period, and subsequently renewed by the Board for an additional one-year period through July 31, 2013. The Agreement provides for (a) a base salary of $15,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

—	each of our directors and executive officers, at September 16, 2011;
—	our directors and executive officers as a group, at September 16, 2011; and
—	other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

The address of our directors and executive officers is our address. Except as noted in the following table, we are not aware of any other person or “group”, as defined in the Regulation S-K, who owned five percent or more of our common stock at September 16, 2011.  We have no reason to believe that each person identified in the table does not have sole voting and investment power over the shares he owns, except as noted.

Name	Number of Shares (a)	Percent of Ownership

Sam Talari (b)	3.647.253	58.1%
Paul J. Aiello	211,791	3.4%
Malcolm F. Welch	--	--%
Peter Messineo	7,000	.1%

All directors and officers as a group (4 persons)	3,866,045	61.5%

______________

(a) Shares stated reflect post reverse split.

(b) Mr. Talari owns shares beneficially, the legal ownership being held by Talari Industries and NeuWorld Communications, both companies being owned entirely by Mr. Talari.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal years 2011 and 2010, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control; except the following:

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

Item 14.  Principal Accountant Fees and Services

The following table sets forth amounts we have been billed with respect to 2011 and 2010 for certain services provided by our independent accountants, Randall N. Drake, CPA, PA. For the year ended June 30, 2010, information includes fees charged by our prior auditors, KBL, LLP, CPAs/Meeks International, LLP (The firm of KBL, LLP, CPAs was succeeded by Meeks International, LLP), which performed the reviews of our financial statements through March 31, 2010 10Q:

Service	2011	2010
Audit	$12,500	$16,000
Review of unaudited financial statements	$6,000	$6,081
Audit-related fees	$0	$0
Tax compliance, tax advice and tax planning	$0	$0
All other services	$0	$0

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

Signature, Name and Position:	Date:

/s/ Paul J. Aiello	October 13, 2011
Paul J. Aiello, Principal Executive Officer

/s/ Peter Messineo	October 13, 2011
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT 31.1

CERTIFICATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULES 13A-14 AND 15D-14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, Paul J. Aiello, certify that:

1.  I have reviewed this annual report on Form 10-K of Infrax Systems, Inc for the year ended June 30, 2011;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: October 13, 2011

/s/ Paul J. Aiello

Paul J. Aiello, Principal Executive Officer

EXHIBIT 31.2

CERTIFICATION

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO RULES 13A-14 AND 15D-14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, Peter Messineo, certify that:

1.  I have reviewed this annual report on Form 10-K of Infrax Systems, Inc;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: October 13, 2009

/s/ Peter Messineo

Peter Messineo, Principal Financial Officer and

Principal Accounting Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Opticon Systems, Inc; (the "Company") on Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. Aiello,  Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 13, 2011

/s/ Paul J. Aiello

Paul J. Aiello,

Principal Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Opticon Systems, Inc; (the "Company") on Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Messineo, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 13, 2011

/s/ Peter Messineo

Peter Messineo, Principal Financial Officer and

Principal Accounting Officer and Director