Form 10-Q
period 2011-09-30
INFRAX SYSTEMS, INC.
filed 2011-11-14
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2011 (Second Quarter)

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

Yes ☐  No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2011 was 11,963,325 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

Infrax Systems, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$4,364	$25,498
Accounts receivable	115,512	22,050
Inventory	42,127	55,450
Note receivable	50,000	50,000
Prepaid expenses	225	-
Total current assets	212,228	152,998

Property & equipment, net of accumulated
depreciation of $46,846 and $45,807, respectively	132,248	193,169

Intangible property, net of accumulated
amortization of $1,721,995 and $1,314,775, respectively	6,293,379	6,700,599
Deposits	2,500	2,500
Total Assets	$6,640,355	$7,049,266

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$477,354	$434,789
Accrued expenses	1,150,625	889,108
Notes payable	754,500	774,500
Loans and notes payable, related parties	7,802	7,802
Total current liabilities	2,390,281	2,106,199

Notes payable to shareholder	521,491	574,957
Total liabilities	2,911,772	2,681,156

Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,723,624 and 385,702 issued and outstanding	2,724	386
Series B Convertible: 100,000,000 shares designated;
1,210 and 257,764 issued and outstanding	1	258
Common stock, $.001 par value, 5,000,000,000 shares
authorized; 11,963,325 and 6,282,275 shares
issued and outstanding, respectively	11,9643	6,282
Additional paid-in capital	12,102,405	11,451,683
Subscriptions (receivable) payable	(1)	408
Minority interest in subsidiary	26,655	5,447
Accumulated deficit	(8,415,164)	(7,096,354)
Total stockholders' equity	3,728,583	4,368,110

Total Liabilities and Stockholders' Equity	$6,640,355	$7,049,266

* Effective August, 2011 the Company's Board of Directors affected a 1:500 reverse stock split on common shares. In September 2011 the Preferred B shares were subject to a reverse split of 1 for 1,000. All shares have been retroactively stated to reflect the reverse-split shares.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

Revenues	$204,975	$319,644
Direct costs	5,658	40,732
Gross Profit	199,317	278,912

Operating expenses:
Salaries, benefits and stock payments	214,852	156,139
Stock-based compensation	658,075	-
Consulting	10,763	143,054
Professional fees	15,035	31,439
General and administrative	118,973	136,550
Amortization and depreciation	415,671	118,722
Total operating expenses	1,433,369	585,904

Operating (loss)	(1,234,052)	(306,992)

Other income (expense):
Interest expenses	(31,080)	(11,667)
Sale of assets, net	(32,470)	-
Total other income (expense)	(63,550)	(11,667)

Loss from operations before income taxes	(1,297,602)	(318,659)

Provision for income taxes	-	-
	(1,297,602)	(318,659)

Minority Interest	(21,208)	-

Net loss	$(1,318,810)	$(318,659)

Earnings (loss) per share:
Basic	$(0.22)	$(0.13)

Weighted average shares outstanding
Basic	5,961,872	2,517,840

* Effective August, 2011 the Company's Board of Directors affected a 1:500 reverse stock split on common shares. In September 2011 the Preferred B shares were subject to a reverse split of 1 for 1,000. All shares have been retroactively stated to reflect the reverse-split shares.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(1,318,810)	$(318,659)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	415,671	118,722
Loss on sale of assets	32,470
Issuance of stock in settlement of services	658,075	-
Minority interest	21,208	-
Changes in assets and liabilities:
Accounts receivable	(93,462)	(15,301)
Inventory	13,323	(19,554)
Prepaid and other	(225)	(299)
Accounts payable	42,565	94,263
Accrued expenses	261,517	193,814
Customer deposits and deferred revenue	-	(267,213)
Net Cash (Used) Provided by Operating Activities	32,332	(214,227)

Cash Flows from Investing Activities:
Net Cash (Used) Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	-	15,000
Repayments of notes payable	(20,000)	-
Proceeds from sale of assets	20,000	-
Related party advances	(53,466)	93,100
Net Cash (Used) Provided by Financing Activities	(53,466)	108,100

Net increase/decrease in Cash	(21,134)	(106,127)

Cash at beginning of period	25,498	115,015

Cash at end of period	$4,364	$8,888

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2011 and the Period from

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2011, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of results expected for the full year ending June 30, 2011.

In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2011, and the results of operations and changes in cash flows for all periods presented, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2011 on Form 10-K filed with the SEC on October 13, 2012.

Certain reclassifications have been made to the Statement of Operations for disclosure purposes and comparability.

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

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Infrax Systems, Inc., and its wholly owned subsidiary, Infrax Systems SA (Pty) Ltd, an inactive foreign subsidiary and Lockwood Technology Corporation (70% owned by Infrax Systems, Inc. (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and material intercompany transactions have been eliminated.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of September 30, 2011 and June 30, 2011, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Accounts Receivable and Credit

Accounts receivable consist of amounts due for the delivery of sales to customers.   Prepayments on account are recorded as customer deposit, a current liability, as they represent deferred revenue. Additionally, the Company invoices projects when signed agreement or statements of work are received. Amounts are recorded at the anticipated collectible amount and recorded as deferred revenue until such time that the work is performed. A contra receivable is recorded for invoiced work orders when collectability is not certain, reducing amount included as deferred revenue. Contract revenue is recognized as the contract is completed, based on defined milestones (see policy on revenue recognition). An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventories

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of component parts and accessories available for sale. Parts are generally purchased for projects, as minimal inventory is held to supply customers.

 Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2011.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at September 30, 2011 and June 30, 2011.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $2,396 and $2,538 for the three month periods ending September 30, 2011 and 2010, respectively

Research and Development

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

	September 30,
	2011	2010
Earnings (Loss) per share:
Net Loss	$ (1,318,810)	$ (318,659)

Common shares	5,961,872	2,517,840

Common shares	5,961,872	2,517,840
Common share equivalents *	1,060,247,462	273,050,031
Dilutive common shares	1,066,209,334	275,567,872

Earnings (loss) per share, basic	$ (0.22)	$ (0.13)
Earnings (loss) per share, dilutive *	$ (0.00)	$ (0.01)

* Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended September 30, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

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

3.   Going Concern

As of September 30, 2011, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of September 30, 2011, the Company had negative working capital of approximately $2.1 million and approximately $4,000 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even. Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

5.   Property and Equipment

Property and equipment consists of the following:
	September 30,	June 30,
	2011	2011
	(unaudited)	(audited)
Office and computer equipment	$ 120,636	$ 180,518
Furniture and fixtures	52,990	52,990
Computer software	5,468	5,468
	179,094	238,976
Accumulated depreciation	46,846	45,807
	$ 132,248	$ 193,169

For the three months ended September 30, 2011 and 2010, the total depreciation expense charged to operations totaled $8,451, and $8,631, respectively.

6.  Intangible Assets

Intangible assets consists of the following:
	September 30, 2011	June 30, 2011
	(unaudited)	(audited)
Opticon fiber optic management software	$ 189,862	$ 189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	394,550
Lockwood licensing technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	1,721,995	1,314,775
	$ 6,293,379	$ 6,700,599

For the three months ended September 30, 2011 and 2010, the total amortization expense charged to operations totaled $407,220 and $110,091, respectively.

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

Lockwood Technology Corporation

On May, 2011 the Company completed the acquisition of controlling interest in Lockwood Technology Corporation, a leading RFID software and hardware solutions provider, from Daedalus Capital, LLC. Infrax Systems acquired 70% interest in exchange for stock and certain considerations, including a $50,000 note receivable (due in 180 days) from the sellers to Infrax and $112,000 in cash received by Infrax at closing. Additionally, warrants were issued for the purpose of possible future investment capital, to be received by Infrax. Shares were issued at the fair market value at the date of the transaction ($1,650,000). The agreement included warrants for the purchase of 660,000 (post reverse split) common shares at an exercise price of $5.00 (split adjusted, for a term of 3 years. The warrants are callable by Infrax at certain fair market values of the common stock. Warrants were valued at $477,900 using an option price model (assumptions used in calculation: volatility 400%; risk free rate 1.02%; dividend rate 0%). The total purchase price, net of cash, notes receivable, and net assets acquired was $1,956,158 and was allocated to intangible assets. The Company recognized an immediate impairment in the amount of $641,008 in consideration of its analysis of future discounted cash flows and industry multiples of the acquired Company, resulting in a net intangible assets of $1,315,150. Infrax also plans to utilize their expertise in future smart grid deployment projects. Management’s allocation of the purchase price was based on our assessment of the fair market value of the assets acquired, in accordance with Accounting Standard Codification, Topic 805. Fixed assets and other tangible assets were evaluated for market value. There were no identifiable assets that had any significant appreciation or impairment; therefore those assets have been brought over at the historical basis, net of depreciation. The analysis of the intangible values purchased were allocated to the Lockwood customer list (30% or $394,550) and the developed software and licensing technology (70% or $920,600).

Future amortization of intangible property remaining is expected as follows:

For the year ended June 30,:
2012	$ 1,235,898
2013	1,647,864
2014	1,647,864
2015	1,647,664
2016	114,089
thereafter	-
$ 6,293,379

7.    Debt Agreements

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. (“Trimax”) for the purchase of their business assets and technology for preferred shares of the Company, the assumption of liabilities and a note payable, in the amount of $712,500. The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment. The Company shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof ("Maturity Date") (December 29, 2010). Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date. As of the balance sheet date the Company is in default, as it has not made payments on this loan and is currently in negotiations to extend terms. and Lockwood Technology Corporation (70% owned by Infrax Systems, Inc.

The Company issued a demand note to an unrelated party, with an unpaid balance in the amount of $6,000, with an annual interest rate of 18%. There are no repayment terms. As of September 30, 2011 accrued interest, since inception, is $4,450.

The Company has a Master Note Agreement, as an unsecured line of credit, from Mr. Sam Talari. The Master Note is for operational capital, in the amount of $350,000 and bears interest at 5% per annum. Mr. Talari has pledged additional funding for operating capital, up to $1 million dollars, under the same terms as the original Master Note.

On June 17, 2010 the Company entered into a Bridge Loan Agreement with Blue Diamond Consulting, LLC (“Lender”). The Company may be advanced up to $500,000, secured by the Company’s common stock. Advances may be requested in increments of $25,000 and bear interest of 8% per annum. Advances have repayment terms of nine months from the date of the requested advance. The Lender has the right, at their option, to convert any amounts due, plus interest, into the Company’s common stock at a conversion rate, as defined, at 50% of the closing bid price at the date of conversion request. As of September 30, 2011, there have been no requested advances and no amount is due to Lender.

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

Line of Credit, Master Agreement

On September 6, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually. Mr. Talari, time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $448,804 and $185,704 remains outstanding at September 30, 2011 and June 30, 2011, respectively.  In addition, the Company has accrued interest on this loan in the amount of $21,499 and $5,390 at September 30, 2011 and June 30, 2011, respectively.

Mr. Talari has pledged additional funding for operating capital, up to $1 million, under the same terms as the original Master Note.

Loan from Related Parties

During the year ended June 30, 2008, FutureWorld Energy, Inc. (formerly Isys Medical), OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At September 30, 2011 and June 30, 2011, the amount owed to FutureWorld Energy on this promissory note was $7,802 and $7,802 respectively, and has accrued interest of $2,361 and $655, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members. Advances are normally in the form of a loan. Payments are made on behalf of the Company by these individual and are treated as trade payables. These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note. The Company currently has an aggregate of $99,337 due to three individuals as of September 30, 2011.

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

9.    Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 660,004 shares, at an adjusted average exercise price of $ .75.  All of the Warrants expire on November 11, 2011.  All of the Warrants granted were non-qualified fixed price warrants.

The following table summarizes the activity related to the stock purchase warrants and options and weighted average assumptions for the period ended September 30, 2011:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2010	4	4	$17,300	$17,300	.125 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, June 30, 2011	4	4
Granted	660.000	660.000	$ .75	$ .75
Exercised	-	-
Forfeited	-	-
Options, September 30, 2011	660,004	660,004

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	5.0
Expected price volatility	400.0%
Forfeiture Rate	0.0%

 10. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended September 30, 2011 and 2010.

The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2011 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $1,197,000 from inception to June 30, 2011, which will expire, unless used to offset future federal taxable income beginning in 2024.

11. Capital Equity

The Company has issued convertible preferred shares. Shares are convertible into the Company’s common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

	Shares	Conversion
	Outstanding	Rate to Common
Preferred Series A	2,600,000	375
Preferred Series A1	8,889	89
Preferred Series A2	88,889	20
Preferred Series A3	260	16
Preferred Series B	1,210	300
	2,724,834

Effective August, 2011 the Company's Board of Directors affected a 1:500 reverse stock split on common shares. In September 2011 the Preferred B shares were subject to a reverse split of 1 for 1,000. Due to the event of the reverse stock split, the preferred shares conversion rate to common were adjusted All shares presented have been retroactively stated to reflect the reverse-split shares.

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

Rent expense for the three months ended September 30, 2011 and 2010 amounted to $20,881 and $14,268, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At September 30, 2011 and 2010 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations as of September 30, 2011 and June 30, 2011.

In July, 2011Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. The Company believes that it has sufficient affirmative defenses to this complaint and does not believe that it will have a material effect on the Company.

 14.  Subsequent Events

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

The Company has been approached as a potential target for acquisition.  Preliminary discussions were brought to the attention of the Board of Directors.  Although negotiations have not advanced, we believe that those discussions were validation of our technology.   Management and the Board of Directors are aware of our technology’s potential and will consider any offer that increases shareholder value.

Management has reviewed subsequent events through the date of this filing, November 14, 2011, and believe that all necessary disclosures have been made.

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

The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the fiscal year ended June 30, 2011. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements.

Nature of Our Business

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

Name Changes

None.

Changes in Management

None

Sales Activity

The Company’s backlog of proposal activity substantially increased in the quarter. Interest in our core products and development projects continues to increase. We are in discussions with several large, nationwide distribution channels to add our products to their portfolios and are in contract discussions with a national sales channel to sell preconfigured versions of select Infrax products.

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

Recent Accounting Pronouncement

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended June 30, 2011.

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

Management has reviewed subsequent events through the date of this filing, November 14, 2011, and believe that all necessary disclosures have been made.

RESULTS OF OPERATIONS

For the three months ended September 30, 2011 and 2010:

During the three month period ended September 30, 2011, we had sales from the delivery of equipment and services in the amount of $204,975 compared to $319,644 for the comparable three month period ended September 30, 2010. The Company has increased its marketing efforts with the new service and product offerings of Trimax and for the newly acquired Lockwood.

Our expenses increased by approximately $847,000 from $585,904 to $1,433,369 for the three month period ended September 30, 2011 and 2010, respectively. Expenses increased due to the additional costs incurred with our acquisition of Lockwood, particularly salaries and consulting expenses. We also incurred $415,671 of depreciation and amortization costs, compared to $118,722, primarily the result of our acquisitions. Additionally, we incurred stock-based service cost in the amount of $658,075, compared to $0 for the comparable quarter. General and administrative costs increased during the period, primarily for the additional infrastructure required.

During the three months ended September 30, 2011 we sold furniture, as we consolidated our offices in the closing of the Trimax office. The furniture had a cost of $59,882 and accumulated depreciation of $7,412, which we had sold for gross proceeds of $20,000, resulting in a loss on the sale in the amount of $32,470.

For the three months ended September 30, 2011, we incurred a net loss of $1,318,810 compared to a loss of $318,659 and $759,223 for the three months ended September 30, 2011, reflecting primarily the additional employees and infrastructure as we advance our operations from an R&D company to a service provider.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had approximately $4,000 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $480,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.  Additionally, our $500,000 Bridge loan remains unused, however, available.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At September 30, 2011, we owe Mr. Talari $521,491 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of September 30, 2011, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect this control.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011 filed on October 13, 2011 with the Securities and Exchange Commission.

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

Infrax Systems, Inc.
(Registrant)

Date: November 14, 2011	By: /s/ Paul J. Aiello
Paul J. Aiello
Principal Executive Officer

Date: November 14, 2011	By: /s/ Peter Messineo
Peter Messineo
Principal Financial & Accounting Officer