Form 10-Q
period 2011-12-31
INFRAX SYSTEMS, INC.
filed 2012-02-21
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    December 31, 2011 (Second Quarter)

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

Yes ☐  No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 15, 2012 was 16,864,447 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

Infrax Systems, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$15,101	$25,498
Accounts receivable	122,173	22,050
Inventory	63,076	55,450
Note receivable	50,000	50,000
Prepaid expenses	150,929	-
Total current assets	407,444	152,998

Property & equipment, net of accumulated
depreciation of $55,297 and $45,807, respectively	123,798	193,169

Intangible property, net of accumulated
amortization of $2,129,215 and $1,314,775, respectively	5,886,159	6,700,599
Deposits	2,500	2,500
Total Assets	$6,419,901	$7,049,266

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$374,112	$434,789
Accrued expenses	1,138,481	889,108
Notes payable	790,415	774,500
Loans and notes payable, related parties	7,802	7,802
Total current liabilities	2,310,810	2,106,199

Notes payable to shareholder	525,620	574,957
Total liabilities	2,836,430	2,681,156

Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,723,624 and 385,702 issued and outstanding	2,724	386
Series B Convertible: 100,000,000 shares designated;
1,210 and 257,764 issued and outstanding	1	258
Common stock, $.001 par value, 200,000,000 shares
authorized; 16,864,447 and 6,282,275 shares
issued and outstanding, respectively	16,865	6,282
Additional paid-in capital	12,641,004	11,451,683
Subscriptions (receivable) payable		408
Minority interest in subsidiary	21,208	5,447
Accumulated deficit	(9,098,331)	(7,096,354)
Total stockholders' equity	3,583,471	4,368,110

Total Liabilities and Stockholders' Equity	$6,419,901	$7,049,266

* Effective August, 2011 the Company's Board of Directors affected a 1:500 reverse stock split on common shares. In September 2011 the Preferred B shares were subject to a reverse split of 1 for 1,000. All shares have been retroactively stated to reflect the reverse-split shares.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Statement of Operations

(unaudited)

	Three Months ended December 31,		Six Months ended December 31,
	2011	2010	2011	2010

Revenues	$ 110,749	$ 60,599	$ 315,724	$ 380,243
Direct Costs	1,585	28,457	7,243	69,189
Gross Profit	109,164	32,142	308,481	311,054

Operating Expenses:
Salaries and benefits	295,840	168,474	1,168,767	324,613
Consulting	-	96,431	2,590	239,485
Professional Fees	38,949	35,000	62,357	66,439
General and administrative	80,959	67,547	199,931	204,097
Amortization and Depreciation	415,671	555,263	831,342	673,985
Total Operating Expenses	831,419	922,715	2,264,987	1,508,619

Other Income(Expense):
Interest Expenses	(3,964)	(15,019)	(35,044)	(26,686)
Sale of assets, net	(372)	-	(32,842)	-
Total Other (expense)	$ (4,336)	$ (15,019)	$ (67,886)	$ (26,686)
Loss from operations before income taxes	$ (726,591)	$ (905,592)	$ (2,024,193)	$ (1,224,251)

Provision for income taxes	-	-	-
Total	$ (726,591)	$ (905,592)	$ (2,024,193)	$ (1,224,251)
Minority Interest	43,424	-	22,216	-
Net loss	$ (683,167)	$ (905,592)	$ (2,001,977)	$ (1,224,251)
Earnings (loss) per share:
Basic	$ (0.04)	$ (0.16)	$ (0.16)	$ (0.21)
Weighted average shares outstanding
Basic	16,811,174	5,688,745	12,546,055	5,807,756

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(2,001,977)	$(1,224,253)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	831,342	673,985
Loss on sale of assets	32,842
Issuance of stock in settlement of services	1,201,577	58,000
Minority interest	21,208	-
Changes in assets and liabilities:
Accounts receivable	(100,123)	(219,280)
Inventory	(7,626)	20,243
Due from affiliate	(6,165)	-
Prepaid and other	(150,929)	(12,679)
Accounts payable	(60,677)	129,012
Accrued expenses	243,925	389,138
Customer deposits and deferred revenue	-	173,782
Net Cash (Used) Provided by Operating Activities	3,397	(359,614)

Cash Flows from Financing Activities:
Proceeds from issuance of stock
Proceeds from issuance of note payable	35,915	15,000
Repayments of notes payable	(20,000)	-
Proceeds from sale of assets	19,628	-
Related party advances	(49,337)	263,100
Net Cash (Used) Provided by Financing Activities	(13,794)	278,100

Net increase/decrease in Cash	(10,397)	(81,514)

Cash at beginning of period	25,498	115,015

Cash at end of period	$15,101	$33,501

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2011 and the Period from

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

Nature of Business

Since its inception, the Company had been dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed, and acquired from Corning Cable System, Inc. through a related company, FutureTech Capital, LLC.   In October 2009, the Company began developing smart grid energy related products. As of June 29, 2010, the Company acquired the assets and management of Trimax Wireless Systems, Inc. (“Trimax”), in exchange for equity and a note payable. In April 2011, the Company acquired controlling interest in Lockwood Technology Corporation (“Lockwood”), a provider of advanced asset management solutions. The Trimax and Lockwood product lines are expected to provide an operating platform and enhanced operating effectiveness to the Secure Intelligent Energy Platform.

While we continue to support the OptiCon Network Management platform, the Company has shifted its focus and energies towards the “Smart Grid” energy sector. The Company believes our secure integrated platform will hasten the deployment of all Smart Grid technology for resource constrained small and mid-sized utilities.  Infrax’s advantage comes from our products ability to enable the creation of a secure platform scalable to deliver a broad set of intelligent Smart Grid initiatives across millions of endpoints for Utilities.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of December 31, 2011, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended December 31, 2011 are not necessarily indicative of results expected for the full year ending June 30, 2012.

In the opinion of management, all adjustments necessary to present fairly the financial position at December 31, 2011, and the results of operations and changes in cash flows for all periods presented, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2011 on Form 10-K filed with the SEC on October 13, 2011.

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

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of Six broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Six levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2011 and June 30, 2011, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Prepaid Expenses

The company on June 23, 2011 entered into a Binding Letter of Intent for the acquisition of the assets of a company which was reported through a 8-K on January 4, 2012. As a part of these negotiations the company was required to place $150,000 (1,500,000 shares) into escrow for extension of time.

 Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from Six to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2011.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at December 31, 2011 and June 30, 2011.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $3,230, $11,657, $5,626 and $14,195 for the three and six month periods ending December 31, 2011 and 2010, respectively

Research and Development

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

	December 31,
	2011	2010
Earnings (Loss) per share:
Net Loss	$ (2,001,977)	$ (1,224,253)

Common shares	12,546,055	5,807,756

Earnings (loss) per share, basic	$ (0.16)	$ (0.21)

*Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended December 31, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

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

3.   Going Concern

As of December 31, 2011, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of December 31, 2011, the Company had negative working capital of approximately $2.0 million and approximately $15,000 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even. Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

5.   Property and Equipment

Property and equipment consists of the following:
	December 31,	June 30,
	2011	2011
	(unaudited)	(audited)
Office and computer equipment	$ 120,636	$ 180,518
Furniture and fixtures	52,990	52,990
Computer software	5,468	5,468
	179,094	238,976
Accumulated depreciation	55,297	45,807
	$ 123,798	$ 193,169

For the Six months ended December 31, 2011 and 2010, the total depreciation expense charged to operations totaled $16,902, and $17,262, respectively.

6.  Intangible Assets

Intangible assets consists of the following:
	December 31, 2011	June 30, 2011
	(unaudited)	(audited)
Opticon fiber optic management software	$ 189,862	$ 189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	394,550
Lockwood licensing technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	2,129,215	1,314,775
	$ 5,886,159	$ 6,700,599

For the six months ended December 31, 2011 and 2010, the total amortization expense charged to operations totaled $814,440 and $546,632, respectively.

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

For the year ended June 30:
2012	$ 1,235,898
2013	1,647,864
2014	1,647,864
2015	1,647,664
2016	114,089
thereafter	-
$ 6,293,379

7.    Debt Agreements

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. (“Trimax”) for the purchase of their business assets and technology for preferred shares of the Company, the assumption of liabilities and a note payable, in the amount of $712,500. The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment. The Company shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof ("Maturity Date") (December 29, 2010). Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date. As of the balance sheet date the Company is in default, as it has not made payments on this loan and is currently in negotiations to extend terms. There is no default interest rate. The Company has accrued $53,437 on this loan

The Company issued a demand note to an unrelated party, with an unpaid balance in the amount of $6,000, with an annual interest rate of 18%. There are no repayment terms. As of December 31, 2011 accrued interest, since inception, is $4,450.

The Company has a Master Note Agreement, as an unsecured line of credit, from Mr. Sam Talari. The Master Note is for operational capital, in the amount of $350,000 and bears interest at 5% per annum. Mr. Talari has pledged additional funding for operating capital, up to $1 million dollars, under the same terms as the original Master Note.

On June 17, 2010 the Company entered into a Bridge Loan Agreement with Blue Diamond Consulting, LLC (“Lender”). The Company may be advanced up to $500,000, secured by the Company’s common stock. Advances may be requested in increments of $25,000 and bear interest of 8% per annum. Advances have repayment terms of nine months from the date of the requested advance. The Lender has the right, at their option, to convert any amounts due, plus interest, into the Company’s common stock at a conversion rate, as defined, at 50% of the closing bid price at the date of conversion request. As of December 31, 2011, there have been no requested advances and no amount is due to Lender.

8. Related Parties Disclosures

Employment Agreements

The following agreements are with Shareholders, Directors and Members of the Board:

Saed (Sam) Talari

Effective August 1, 2009, the Company entered into a Six-year employment agreement with Saed (Sam) Talari, one of the Company’s directors. The agreement was automatically renewed for an additional one-year period, and subsequently renewed by the Board for an additional one-year period through July 31, 2013. The Agreement provides for (a) a base salary of $15,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Paul J. Aiello

On October 19, 2010, as amended January 1, 2010, the Company entered into a Six-year employment agreement with Paul Aiello, one of the Company’s directors. The Agreement provides for (a) a base salary of $12,000 per month, (b) a signing bonus of $10,000, (c) four weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. Additionally Mr. Aiello has the option to purchase 15,000,000 shares of common stock at $.02 per share, ratably vesting at the employment anniversary date.

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

Line of Credit, Master Agreement

On September 6, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually. Mr. Talari, time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $448,804 and $185,704 remains outstanding at December 31, 2011 and June 30, 2011, respectively.  In addition, the Company has accrued interest on this loan in the amount of $21,499 and $5,390 at December 31, 2011 and June 30, 2011, respectively.

Mr. Talari has pledged additional funding for operating capital, up to $1 million, under the same terms as the original Master Note.

Loan from Related Parties

During the year ended June 30, 2008, FutureWorld Energy, Inc. (formerly Isys Medical), OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At December 31, 2011 and June 30, 2011, the amount owed to FutureWorld Energy on this promissory note was $7,802 and $7,802 respectively, and has accrued interest of $2,361 and $655, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members. Advances are normally in the form of a loan. Payments are made on behalf of the Company by these individual and are treated as trade payables. These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note. The Company currently has an aggregate of $99,337 due to six individuals as of December 31, 2011.

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

The following table summarizes the activity related to the stock purchase warrants and options and weighted average assumptions for the period ended December 31, 2011:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2010	4	4	$17,300	$17,300	.125 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, June 30, 2011	4	4
Granted	660.000	660.000	$ .75	$ .75
Exercised	-	-
Forfeited	-	-
Options, December 31, 2011	660,004	660,004

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	5.0
Expected price volatility	400.0%
Forfeiture Rate	0.0%

 10. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended December 31, 2011 and 2010.

The Company has not recognized an income tax benefit for its operating losses generated through December 31, 2011 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

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

13.  Commitments and Contingencies

Lease/Rental Agreements

On March 11, 2010, the Company entered into a lease with Accu Centre, an unrelated party for executive offices and computer center in Pinellas Park, Florida. The lease is for a Six year period, commencing May 2010, with option to terminate the lease after one year, upon adequate notification (90 days).  Base rent is $2,756 per month, with annual cost increases.  The future annual minimum rental for each of the next Six years is $33,075, subject to 4% increases per year.

Rent expense for the Six months ended December 31, 2011 and 2010 amounted to $43,867 and $29,627, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At December 31, 2011 and 2010 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations as of December 31, 2011 and June 30, 2011.

In July, 2011 Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. The Company believes that it has sufficient affirmative defenses to this complaint and does not believe that it will have a material effect on the Company.

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

Management has reviewed subsequent events through the date of this filing, February 14, 2012, and believe that all necessary disclosures have been made.

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

Nature of Our Business

While we continue to maintain the OptiCon Network Management platform, the Company has shifted its focus and energies towards the “Smart Grid” energy sector. The Company believes our secure integrated platform will hasten the deployment of all Smart Grid technology for resource constrained small and mid-sized utilities.  Infrax’s advantage comes from our products ability to enable the creation of a secure platform scalable to deliver a broad set of intelligent Smart Grid initiatives across millions of endpoints for Utilities.

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

Management has reviewed subsequent events through the date of this filing, February 14, 2012, and believe that all necessary disclosures have been made.

RESULTS OF OPERATIONS

For the Six months ended December 31, 2011 and 2010:

During the six month period ended December 31, 2011, we had sales from the delivery of equipment and services in the amount of $315,724 compared to $380,243for the comparable six month period ended December 31, 2010. The Company has increased its marketing efforts with the new service and product offerings of Trimax and for the newly acquired Lockwood.

Our expenses increased by approximately $756,000 from $1,508,619 to $2,264,788 for the six month period ended December 31, 2011 and 2010, respectively. Expenses increased due to the additional costs incurred with our acquisition of Lockwood, particularly salaries and consulting expenses. We also incurred $831,342 of depreciation and amortization costs, compared to $673,985, primarily the result of our acquisitions. Additionally, we incurred stock-based service cost in the amount of $658,075, compared to $0 for the comparable quarter. General and administrative costs increased during the period, primarily for the additional infrastructure required.

During the six months ended December 31, 2011 we sold furniture, as we consolidated our offices in the closing of the Trimax office. The furniture had a cost of $59,882 and accumulated depreciation of $7,412, which we had sold for gross proceeds of $20,000 resulting in a loss on the sale in the amount of $32,470.

For the Six months ended December 31, 2011, we incurred a net loss of $2,001,977 compared to a loss of $1,224,251 for the Six months ended December 31, 2011, reflecting primarily the additional employees and infrastructure as we advance our operations from an R&D company to a service provider.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had approximately $$15,000 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $450,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.  Additionally, our $500,000 Bridge loan remains unused, however, available.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At December 31, 2011, we owe Mr. Talari $555,610 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of December 31, 2011, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect this control.

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

Infrax Systems, Inc.
(Registrant)

Date: 02/21/2012	By: /s/ Paul J. Aiello
Paul J. Aiello
Principal Executive Officer

Date: 02/21/2012	By: /s/ Peter Messineo
Peter Messineo
Principal Financial & Accounting Officer