Form 10-Q
period 2012-03-31
INFRAX SYSTEMS, INC.
filed 2012-05-18
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 2012 (Third Quarter)

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________to ________________

COMMISSION FILE NUMBER 000-52488

INFRAX SYSTEMS, INC.

(Exact name of Registrant as specified in charter)

NEVADA	20-2583185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No  [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2012 was 17,527,983 shares.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [X]

1

Infrax Systems, Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$11,719	$25,498
Accounts receivable	106,051	22,050
Inventory	63,076	55,450
Note receivable	53,239	50,000
Prepaid expenses	150,929	-
Total current assets	385,014	152,998

Property & equipment, net of accumulated
depreciation of $63,748 and $45,807, respectively	115,347	193,169

Intangible property, net of accumulated
amortization of $2,536,435 and $1,314,775, respectively	5,478,939	6,700,599
Deposits	2,500	2,500
Total Assets	$5,981,800	$7,049,266

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$370,232	$434,789
Accrued expenses	1,287,860	889,108
Notes payable	794,263	774,500
Loans and notes payable, related parties	7,403	7,802
Total current liabilities	2,459,758	2,106,199

Notes payable to shareholder	515,003	574,957
Total liabilities	2,974,761	2,681,156

Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,723,624 and 385,702 issued and outstanding	2,724	386
Series B Convertible: 100,000,000 shares designated;
1,210 and 257,764 issued and outstanding	1	258
Common stock, $.001 par value, 5,000,000,000 shares
authorized; 17,527,983 and 6,282,275 shares
issued and outstanding, respectively	17,355	6,282
Additional paid-in capital	12,664,066	11,451,683
Subscriptions (receivable) payable		408
Minority interest in subsidiary	24,494	5,447
Accumulated deficit	(9,701,601)	(7,096,354)
Total stockholders' equity	3,007,039	4,368,110

Total Liabilities and Stockholders' Equity	$5,981,800	$7,049,266

* Effective August, 2011 the Company's Board of Directors affected a 1:500 reverse stock split on common shares. In September 2011 the Preferred B shares were subject to a reverse split of 1 for 1,000. All shares have been retroactively stated to reflect the reverse-split shares.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues	$66,650	$86,315	$382,374	$466,558
Direct costs	35,411	69,496	42,654	138,685

Gross Profit	31,239	16,819	339,720	327,873

Operating expenses:
Salaries and benefits	183,261	23,450	1,352,028	348,063
Consulting	0	113,719	2,590	353,204
Professional fees	337	12,500	62,694	78,939
General and administrative	14,233	133,426	214,164	337,523
Amortization and depreciation	415,671	337,033	1,247,013	1,011,018
Total operating expenses	613,512	620,128	2,878,489	2,128,747

Other income (expense):
Interest expenses	(17,522)	(16,978)	(52,566)	(43,664)
Sale of assets, net	-	-	(32,842)	-
Total other (expense)	(17,522)	(16,978)	(85,408)	(43,664)

Loss from operations before income taxes	(599,785)	(620,287)	(2,624,177)	(1,844,538)

Provision for income taxes	-	-	-	-

	$(599,785)	$(620,287)	$(2,624,177)	$(1,844,538)
Minority Interest	(3,286)	-	18,930	-
Net loss	$(603,071)	$(905,592)	$(2,605,247)	$(1,844,538)

Earnings (loss) per share:
Basic	$(0.04)	$(0.16)	$(0.19)	$(0.32)
Weighted average shares outstanding
Basic	17,169,041	5,601,491	13,458,769	5,851,677

Infrax Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	March 31,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(2,605,247)	$(1,844,538)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	1,247,013	1,011,018
Loss on sale of assets	32,842
Issuance of stock in settlement of services	1,225,129	78,400
Minority interest	19,047	-
Changes in assets and liabilities:
Accounts receivable	(84,001)	(204,637)
Inventory	(7,626)	25,037
Due from affiliate	(3,239)	-
Prepaid and other	(150,929)	(12,863)
Accounts payable	(64,557)	243,302
Accrued expenses	393,305	149,526
Customer deposits and deferred revenue	5,447	(12,213)
Net Cash (Used) Provided by Operating Activities	7,184	(566,968)
Cash Flows from Investing Activities: Purchase of property and equipment	(1)	(1,107)
Net Cash (Used) by Investing Activities	(1)	(1,107)
Cash Flows from Financing Activities:
Proceeds from issuance of stock
Proceeds from issuance of note payable	39,763	-
Repayments of notes payable	(20,000)	-
Proceeds from sale of assets	19,628	-
Related party advances	(60,353)	455,283
Net Cash (Used) Provided by Financing Activities	(20,962)	455,283

Net increase/decrease in Cash	(13,779)	(112,792)

Cash at beginning of period	25,498	115,015

Cash at end of period	$11,719	$2,223

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2012 and the Period from

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2012, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the Nine months ended March 31, 2012 are not necessarily indicative of results expected for the full year ending June 30, 2012.

In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2012, and the results of operations and changes in cash flows for all periods presented, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2011 on Form 10-K filed with the SEC on October 13, 2011.

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

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of Nine broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Nine levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of March 31, 2012 and June 30, 2011, the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

The majority of cash is maintained with major financial institutions in the United States.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of Nine months or less to be cash equivalents.

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

 Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from Nine to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2011.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at March 31, 2012 and June 30, 2011.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $3,230, $11,657, $5,626 and $14,195 for the three and Nine month periods ending March 31, 2012 and 2010, respectively

Research and Development

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

	March 31,
	2012	2011
Earnings (Loss) per share:
Net Loss	$ (2,605,247)	$ (1,844,538)

Common shares	17,169,041	5,851,677

Earnings (loss) per share, basic	$ (0.17)	$ (0.32)

*Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended March 31, 2012 and 2010, respectively, because their inclusion would be anti-dilutive.

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

3.   Going Concern

As of March 31, 2012, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of March 31, 2012, the Company had negative working capital of approximately $2.0 million and approximately $12,000 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even. Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

5.   Property and Equipment

Property and equipment consists of the following:
	March 31,	June 30,
	2012	2011
	(unaudited)	(audited)
Office and computer equipment	$ 120,636	$ 180,518
Furniture and fixtures	52,990	52,990
Computer software	5,468	5,468
	179,094	238,976
Accumulated depreciation	63,748	45,807
	$ 115,347	$ 193,169

For the Nine months ended March 31, 2012 and 2010, the total depreciation expense charged to operations totaled $25,353, and $25,933 respectively.

6.  Intangible Assets

Intangible assets consists of the following:
	March 31, 2011	June 30, 2011
	(unaudited)	(audited)
Opticon fiber optic management software	$ 189,862	$ 189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	394,550
Lockwood licensing technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	2,536,435	1,314,775
	$ 5,886,159	$ 6,700,599

For the Nine months ended March 31, 2012 and 2010, the total amortization expense charged to operations totaled $1,221,660 and $985,085, respectively.

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
$ 6,293,379

7.    Debt Agreements

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. (“Trimax”) for the purchase of their business assets and technology for preferred shares of the Company, the assumption of liabilities and a note payable, in the amount of $712,500. The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment. The Company shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof ("Maturity Date") (December 29, 2010). Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date. As of the balance sheet date the Company is in default, as it has not made payments on this loan and is currently in negotiations to extend terms. There is no default interest rate. The Company has accrued $53,437 on this loan

The Company issued a demand note to an unrelated party, with an unpaid balance in the amount of $6,000, with an annual interest rate of 18%. There are no repayment terms. As of March 31, 2012 accrued interest, since inception, is $4,450.

The Company has a Master Note Agreement, as an unsecured line of credit, from Mr. Sam Talari. The Master Note is for operational capital, in the amount of $350,000 and bears interest at 5% per annum. Mr. Talari has pledged additional funding for operating capital, up to $1 million dollars, under the same terms as the original Master Note.

On June 17, 2010 the Company entered into a Bridge Loan Agreement with Blue Diamond Consulting, LLC (“Lender”). The Company may be advanced up to $500,000, secured by the Company’s common stock. Advances may be requested in increments of $25,000 and bear interest of 8% per annum. Advances have repayment terms of nine months from the date of the requested advance. The Lender has the right, at their option, to convert any amounts due, plus interest, into the Company’s common stock at a conversion rate, as defined, at 50% of the closing bid price at the date of conversion request. As of March 31, 2012, there have been no requested advances and no amount is due to Lender.

8. Related Parties Disclosures

Employment Agreements

The following agreements are with Shareholders, Directors and Members of the Board:

Saed (Sam) Talari

Effective August 1, 2009, the Company entered into a Nine-year employment agreement with Saed (Sam) Talari, one of the Company’s directors. The agreement was automatically renewed for an additional one-year period, and subsequently renewed by the Board for an additional one-year period through July 31, 2013. The Agreement provides for (a) a base salary of $15,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Paul J. Aiello-

Effective March 1, 2012, Mr. Paul Aiello has resigned from the Company as President & CEO. Mr. Aiello is resigning for medical and personal reasons to focus more on family matters. His departure is not due to any disagreement with the Company on any matter related to the Company's operations, policies or practices. Mr. Paul Aiello will remain a board member and advisor and will continue his contribution to the future of the Company.

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

Line of Credit, Master Agreement

On September 6, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually. Mr. Talari, time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $448,804 and $185,704 remains outstanding at March 31, 2012 and June 30, 2011, respectively.  In addition, the Company has accrued interest on this loan in the amount of $21,499 and $5,390 at March 31, 2012 and June 30, 2011, respectively.

Mr. Talari has pledged additional funding for operating capital, up to $1 million, under the same terms as the original Master Note.

Loan from Related Parties

During the year ended June 30, 2008, FutureWorld Energy, Inc. (formerly Isys Medical), OptiCon’s former parent company, paid expenses on behalf of the Company and made cash advances.  Most of these expenses were paid, and the advances made, by FutureWorld Energy at the time OptiCon was still a subsidiary, and are included in Loan & Note Payable – Related Parties on the balance sheet. At March 31, 2012 and June 30, 2011, the amount owed to FutureWorld Energy on this promissory note was $7,802 and $7,802 respectively, and has accrued interest of $2,361 and $655, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members. Advances are normally in the form of a loan. Payments are made on behalf of the Company by these individual and are treated as trade payables. These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note. The Company currently has an aggregate of $99,337 due to nine individuals as of March 31, 2012.

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

The following table summarizes the activity related to the stock purchase warrants and options and weighted average assumptions for the period ended March 31, 2012:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2010	4	4	$17,300	$17,300	.125 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, June 30, 2011	4	4
Granted	660.000	660.000	$ .75	$ .75
Exercised	-	-
Forfeited	-	-
Options, March 31, 2012	660,004	660,004

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	5.0
Expected price volatility	400.0%
Forfeiture Rate	0.0%

 10. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended March 31, 2012 and 2011.

The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2012 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

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

11. Capital Equity

The Company has issued convertible preferred shares. Shares are convertible into the Company’s common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

	Shares	Conversion
	Outstanding	Rate to Common
Preferred Series A	2,600,000	375
Preferred Series A1	8,889	89
Preferred Series A2	88,889	20
Preferred Series A3	0	16
Preferred Series B	1,210	300
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

13.  Commitments and Contingencies

Lease/Rental Agreements

On March 11, 2010, the Company entered into a lease with Accu Centre, an unrelated party for executive offices and computer center in Pinellas Park, Florida. The lease is for a Nine year period, commencing May 2010, with option to terminate the lease after one year, upon adequate notification (90 days).  Base rent is $2,756 per month, with annual cost increases.  The future annual minimum rental for each of the next Nine years is $33,075, subject to 4% increases per year.

Rent expense for the Nine months ended March 31, 2012 and 2010 amounted to $43,867 and $29,627, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At March 31, 2012 and 2010 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations as of March 31, 2012 and June 30, 2011.

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

Management has reviewed subsequent events through the date of this filing, May 15, 2012, and believe that all necessary disclosures have been made.

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

Our Business

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

Our Product Portfolio

(a)     SNIC

Over the last several quarters, Infrax has been developing the company’s flagship product - Secure Network Interface Card (SNIC) for electric meters. While the initial focus will be to develop the card for one of the largest meter manufactures in the world, the final objective is to have a universal card that can be used in any meter in the world. The wireless part of the first prototype has been completed and successfully tested. With the development and improvements continuing, we will have a complete working prototype by the end of this summer. Although details of the card cannot be disclosed for obvious reasons, our emphasis has been to address the security of the data to and from a meter as well as to provide a robust communication platform that can be used not only for meter data but also in Distribution Automation projects such as capacitor bank and volt/var controllers. The Company believes that the SNIC along with newly created Professional Services division will hasten the deployment of all Smart Grid technology for resource constrained small and mid-sized utilities.

(b)     SPIDer – Secure Perimeter Intrusion Detection

Building on our expertise in network and physical security platforms, the company has introduced the first active and secure intrusion detection network. The SPIDer Network initial offering is directed to the electrical energy company concerns with copper and material theft and its related impact to safety and homeland security. Infrax Systems is committed to change the present paradigm in the electric utility industry as to how physical and data security processes are deployed to protect electrical substations, remote critical infrastructure facilities, communications networks, advanced distributed controls and intelligent meter networks. Copper theft and its potential threat to safety and homeland security has been estimated by the Department of Energy and other sources as approaching a Billion dollar cost annually in the US alone. Attacks on critical infrastructure such as electric and water resources can cause wide scale economic devastation which would greatly amplify these costs. Most of these assets have little to no security or intrusion detection and what little exists is forensic in nature as it helps to identify what happens but does not detect the threat at the moment it occurs. Infrax Systems’ vision is based on a trusted network of intelligent devices which detect intrusion at any level and quickly determines friend or foe thus taking action when necessary to secure critical infrastructure and intelligent property.

Infrax Systems has recently started a marketing campaign for the SPIDer product line. Currently we have demonstrated the basic SPIDer system to three utilities and are scheduled for another two demonstrations. Five additional utilities have expressed interest in the product. Most are for the image based level although one has shown initial interest in the first level coaxial based system. One customer utility has requested a proposal for a complete network linking 12 facilities. Initial projections indicate a strong market and revenue. Revenues are expected to grow logarithmically as utilities finish their pilot stages and budget for next year.

(c)     Professional Services

Infrax Systems has introduced a new division which provides engineering and professional services to its energy customers. This division is charged with packaging Infrax Systems products into engineered solutions that are marketed to their customers. Professional services provides engineering, construction and project managements services to the smaller utilities such as local municipalities, Rural Electric Cooperatives and Investor Owned Utilities who may not have the manpower or expertise to accomplish their goals. By leveraging our over 100 years of combined experience in the electric utility and telecommunications industries, Infrax Systems is well placed in an industry which is becoming the newest high tech phenomenon. The Smart Grid vision relies on vast networks of intelligent devices which sources in the Data and Enterprise Network industry indicate will surpass by several orders of magnitude of any know data network of today. Even a relatively small utility will have upwards of a million devices operating on thousands of individual domains. These networks not only will control instant and real time power flow but will also be the cash register for the Utility industry. Security, scalability and authenticity as well as day to day maintainability are the utmost concerns in providing an intelligent power grid that is safe and secure. Infrax Systems will be a leader in designing, building and securing these networks and solutions.

Initial marketing campaigns have been targeting the municipalities and Electrical Cooperatives. Currently we have responded to one major RFP for Capacitor Bank networks and Smart Grid infrastructure worth in excess of 1.5 million dollars. We are also working on a pilot project for our AMI product with the availability of the SNIC, with a major utility. If the pilot project is accepted and successful, we may be asked to provide AMI to all their customers. The revenue from such project, for only one utility, will be overwhelmingly substantial. We are also in the process of negotiations for a contract to provide customer engineer expertise for a fiber optic construction project and we have installed several radios for one of our initial customers. We have started to communicate with few utilities in Florida to become qualified bidders for the coming projects. We will continue this process with utilities all along the east coast of USA.

(d)     Lockwood Technology

The past few months have been eventful for Lockwood Technology. The new development team has made substantial progress in their efforts to map out the new features and improvements to our core software platform “Asset Tracker”. The new features, operational improvements, and added functionality will be released as an incremental upgrade as version v11.6 within the next 30-45 days.

Our development road map plan is to give the entire platform a structural overhaul and graphical refresh by porting all of the features and functions into a “Browser-Based” user GUI that can be more easily deployed, managed, and updated. This would allow Lockwood’s platform to be deployed in a “Cloud-Based” architecture. This upgrade will better position Lockwood’s solutions to be sold into the targeted vertical markets. This will also allow us to better manage different licensing options and increase revenues.

Lockwood has also created a new sales and marketing strategy that will reduce the sales cycle timing and increase the profit margin on all deals. This plan is based on a channel strategy that leverages the efforts of numerous established VAR’s and integrators that each has their own substantial pipeline of deal within the targeted vertical markets. The plan also incorporates the creation of “Pre-Configured” versions of the platform that are tailored to the specific vertical markets we target. We call these “Vertical Market Applications”. These Vertical Market Applications make the systems easier to sell than those of a custom integration based solution. This approach also reduces the man-hours involved in these implementations by pre-configuring the platform with industry specific best practice routines. There is still a significant amount of flexibility within the application to maintain our competitive advantage of the other “Fixed” platforms.

The initial vertical markets we have identified based on our market research are:

• Healthcare

• Education

• Hospitality

• Retail

• Government

This new channel based strategy is beginning to take shape. We have identified the 400-500 individual integrators to partner with, each with their own sales pipelines within the vertical markets listed above. We are working with the RFID and Barcode hardware manufacturers to promote our software as the catalyst that makes their hardware more valuable as part of a total solution. We have developed a web-based sales training system that will enable these VAR’s to incorporate our software solutions with the RFID hardware products they sell to solve the problems their customer are experiencing. This approach will no doubt make Lockwood’s value proposition obvious to the customers while increasing our profit margins as well as those of our integrator partners. Our goals are to have this channel reaching $2m in software sales revenues by Q3 of this year. We expect this to grow to $4 m by this time next year with the release of the Cloud Based version (v12.0).

On the short-term revenue front, we have had success in maintaining our existing customer base. We are experiencing a 99% take rate on our annual software maintenance renewals. This will provide a consistent and predictable stream of recurring revenue. We are also working with our existing customers to learn more about how they operate and are providing them with the ongoing support to maintain this success. We are also identifying the customers that are using older versions of the platform and encouraging them to upgrade to the current revision level. The upgrade process is facilitated by our customer’s compliancy policies requiring them to meet certain network security standards that can only be achieved by implementing the newer versions of our software.

We also have a significant sales pipeline of proposals that include not only software sales, but also complete solutions that incorporate hardware, software and professional services as well. This pipeline is made up of deals with our existing channel partners such as Lockheed Martin’s IS&GS Group, the US Army, and numerous other municipal, state, and federal government projects and RFP’s. We are also working on significant deals with our international partners within the same vertical markets in the Middle East and Europe.

Lockwood Lawsuit

As previously reported, we have filed a Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA. We are requesting an award of compensatory damages, an award of treble damages pursuant to the provisions of RICO and other applicable federal and state statutes and an award of punitive damages in the full amount by the jury against each of the Defendants. As Plaintiff, we have suffered damages as a result thereof, an amount in excess of $4,350,000.00.

SPC

Infrax and SP&C continue towards finalizing the acquisition and anticipate that it will be completed in the coming quarter. In the interim, Infrax continues to engage SP&C as its preferred electrical contractor for the installation of smart grid and security related technology. The delay in closing is partly relating to the funding mechanism of the cash portion of the purchase price. To minimize the possibility of the dilution to our shareholders, we have been in ongoing discussions and negotiations with several funding sources to determine a structure and a funding package that would be more amiable to our shareholders. We believe that we are close to finalizing these negotiations and expect to move forward shortly. We will not consider any acquisition that does not bring adequate ROI without dilutions.

Our Market

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

Name Changes

None.

Changes in Management

Effective March 1, 2012, Mr. Paul Aiello has resigned from the Company as President & CEO. Mr. Aiello is resigning for medical and personal reasons to focus more on family matters. His departure is not due to any disagreement with the Company on any matter related to the Company’s operations, policies or practices. Mr. Paul Aiello will remain a board member and advisor and will continue his contribution to the future of the Company.

Effective March 1, 2012, the Board of Directors (the “Board”) of Infrax Systems Inc. (the “Company”), has elected Mr. David Glaser as its interim COO. Mr. Glaser is CPA, MBA, senior financial/management professional with over twenty-five years of domestic/international expertise in successfully directing multi-million dollar projects for various private sectors. As CFO of Piper Aircraft Corporation, he was integrally involved with various financing plans (asset based and EXIM guarantees) while utilizing creditor negotiations to keep an adequate supply of materials flowing for continued operations of the Company. He was successful in Completing one of the largest direct working capital guarantees ($50 million) for the financing and ramp up of export sales of the company.

Effective March 1, 2012, the Board of Directors (the “Board”) of Infrax Systems Inc. (the “Company”), has elected Mr. Sam Talari as its Acting President & CEO. Mr. Talari has served as its Chairman since inception.

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

Management has reviewed subsequent events through the date of this filing, May XX , 2012, and believe that all necessary disclosures have been made.

RESULTS OF OPERATIONS

For the Nine months ended March 31, 2012 and 2011:

During the Nine month period ended March 31, 2012, we had sales from the delivery of equipment and services in the amount of $382,374 compared to $466,558 for the comparable nine month period ended March 31, 2011. The Company has increased its marketing efforts with the new service and product offerings of Trimax and for the newly acquired Lockwood.

Our expenses increased by approximately $750,000 from $2,128,747 to $2,878,489 for the Nine month period ended March 31, 2012 and 2011, respectively. Expenses increased due to the additional costs incurred with our acquisition of Lockwood, particularly salaries and consulting expenses. We also incurred $1,247,013 of depreciation and amortization costs, compared to $1,011,018, primarily the result of our acquisitions. Additionally, we incurred stock-based service cost in the amount of $548,075, compared to $0 for the comparable period. General and administrative costs increased during the period, primarily for the additional infrastructure required.

During the nine months ended March 31, 2012 we sold furniture, as we consolidated our offices in the closing of the Trimax office. The furniture had a cost of $59,882 and accumulated depreciation of $7,412, which we had sold for gross proceeds of $20,000 resulting in a loss on the sale in the amount of $32,842.

For the nine months ended March 31, 2012, we incurred a net loss of $2,605,247 compared to a loss of $1,844,538 for the nine months ended March 31, 2012, reflecting primarily the additional employees and infrastructure as we advance our operations from an R&D company to a service provider.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had approximately $$12,000 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $450,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.  Additionally, our $500,000 Bridge loan remains unused, however, available.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At March 31, 2012, we owe Mr. Talari $515,000 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of March 31, 2012, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect this control.

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

we have filed a Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA. We are requesting an award of compensatory damages, an award of treble damages pursuant to the provisions of RICO and other applicable federal and state statutes and an award of punitive damages in the full amount by the jury against each of the Defendants. As Plaintiff, we have suffered damages as a result thereof, an amount in excess of $4,350,000.00.

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

Infrax Systems, Inc.
(Registrant)

Date: 05/18/2012	By: /s/ Sam Talari
Sam Talari
Principal Executive Officer

Date: 05/18/2012	By: /s/ Peter Messineo
Peter Messineo
Principal Financial & Accounting Officer

