Form 10-K/A
period 2011-06-30
INFRAX SYSTEMS, INC.
filed 2012-07-16
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K/A

(Amendment No. 1)

______________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Tel: (727) 498-8514
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☑

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

Transitional Small Business Disclosure Format (Check One): Yes  ☐  No☐

Explanatory Note

The purpose of this Amendment No. 1 to Infrax Systems, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on October 13, 2011 (the “Form 10-K”), is to include the XBRL report.

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

Our proprietary softwares provide:

·	Mobile Public Safety - Providing public safety workers in the field with timely access to the information they need is reducing crime and saving lives
·	Video Surveillance - A cost-effective alternative to adding additional people to increase security coverage, cameras are extending the visual reach of police, fire, lifeguards and park rangers
·	Utility Meter Reading - Centrally connected utility meters are improving customer satisfaction and encouraging conservation while lowering operational costs
·	Intelligent Transportation Systems (ITS) - Real-time traffic analytics and control is minimizing congestion and improving safety on crowded roadways as well as reducing emissions
·	Municipal Modernization and Mobility - Extending office IT resources to the field is improving worker efficiency, lowering costs, and raising citizen satisfaction
·	Automated Parking Meters - Variable parking rates, and flexible payment options, are improving main street business.
·	Industrial - Often operating in hostile conditions, industrial site networks are used for a range of activities that improve business operational efficiencies, reduce operating cost, and increase worker and site safety
·	Public Access - Citywide, campus-wide, and hot zone Wi-Fi networks increase quality of life, educational opportunities, and economic development

Security and Network Interface Card (SNIC)(Intellectual Property Rights to be filed)

We will file for global patent for our Security and Network Interface Card after the successful completion of the field trials in 2011.

GridMesh (Intellectual Property Rights to be filed)

We will file for global patent for our GridMesh technology after the successful completion of the field trials in 2011.

Competitive Landscape

We face strong competition from traditional grid optimization providers, both larger and smaller than us. We compete in four distinct market sectors:

·	advanced metering,

·	networking and communications,

·	grid optimization/distribution automation, and

·	software.

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

·         Silver Spring Networks

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

o   Highly anticipated IPO, will create a strong indicator to the whole industry . Many other Smart Grid related companies to follow suit like eMeters & GridCom.

·         Ambient Corporation (AMBT)

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

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon:

Ø	Management’s ability to maintain the technology skills for our services;
Ø	The Company’s ability to keep abreast of the changes by the government agencies and law;
Ø	Our ability to attract customers who require the services we offer; and
Ø	Our ability to generate revenues through the sale of our services to potential clients who need our services.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infrax Systems, Inc. as of June 30, 2011 and 2010, and the results of their operations, changes in their stockholders' equity and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

October 14, 2011

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
Restated Consolidated Statement of Stockholders' Equity

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

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
·	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
·	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

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

 15.  Proforma Accounting for Lockwood Technology Corporation Acquisition

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

·	December 2005 to September 2009 – Mr. Aiello served as COO of GoVertical, a technology design and deployment company.
·	July 2002 to November 2006 – Mr. Aiello served as Vice President of Sales and Business Operations for Progress Telecom, a major telecommunications carrier.
·	1994 – 2002 _ Mr. Aiello served in a variety of executive positions for The Williams Companies communications units (WilTel, Williams Communications, etc) including Vice President of Global Sales, Vice President of Strategic & Government Accounts and General Manager.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal years 2011 and 2010, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control; except the following:

·	On September 30, 2008, the Company agreed to convert accrued salaries of $189,000 and accrued vacation pay of $14,000 due to Sam Talari into a 5% convertible promissory note in the amount of $203,000 due June 30, 2009. The note is convertible into shares of the Company’s common stock at a 50% discount to the lowest recorded year closing or $.005 per share. The Company recorded a discount due to the beneficial conversion feature of the convertible note in the amount of $203,000, and a corresponding amortization of the discount in the same amount.

·	On November 13, 2008, the Company agreed to split the $203,000 note into two (2) notes of $20,000 each, and one note of $163,000 under the same terms and conditions. On November 18, 2008, the Company agreed to convert the two (2) notes of $20,000 into 8,000,000 shares of the Company’s common stock at $.005 per share.

·	On May 13, 2009, the Company agreed to convert the principal amount of a $163,000 convertible promissory note dated September 30, 2008, plus accrued thereon of $5,292, and $78,694 principal amount of the $350,000 master promissory note with a balance of $99,583, plus accrued interest thereon of $3,014 due to Mr. Sam Talari, the Company’s acting Chief Executive Officer, into 50,000,000 shares of the Company’s common stock. The convertible and the master promissory notes are convertible into shares of the Company’s common stock at 50% discount to the lowest recorded year closing price or $0.005.

·	On October 3, 2009, the Company agreed to split a portion of the existing debt balance on the Master Note, described above, into two (2) $25,000 convertible notes, with interest at the rate of 5% per annum, and convertible into shares of the Company’s common stock at 40% discount to the 5-day average bid price per share. Mr. Talari assigned these notes to Eventus Capital, Inc., an unrelated company, for business unrelated to the Company. On February 9, 2010 and March 25, 2010 respectively, the Company agreed to the conversion of these notes by Eventus Capital into 1,860,119 and 5,000,000 shares respectively of the Company’s restricted common stock.

·	On January 15, 2010, the Company agreed to issue Mr. Talari 1,500,000 shares of the Company’s common stock in exchange for the cancellation of $45,000 of accrued salary owed to Mr. Talari. The number of shares issued was determined based on the market price of $.03 per share on January 15, 2010. The Board agreed to issue these shares from shares previously authorized under the Company’s 2009 Employees and Consultants Stock Compensation Plan.

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

Signature, Name and Position:	Date:

/s/ Paul J. Aiello	July 16, 2012
Paul J. Aiello, Principal Executive Officer

/s/ Peter Messineo	July 16, 2012
Principal Financial Officer and Principal Accounting Officer and Director