Form 10-K/A
period 2011-06-30
INFRAX SYSTEMS, INC.
filed 2012-09-26
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K/A
(Amendment No. 2)
______________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

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

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☐

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

INFRAX Solution

Our Secure Intelligent Energy Platform (SIEP) ™ competes in three distinct market segments of the smart grid industry;

•	Network Transport and Management,

•	Secure Smart Sensors and Devices (i.e. Smart Meters, and

•	Threat Detection, Grid Optimization and Security.

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

	High Bid	Low Bid
Fiscal Year 2010*
Fourth Quarter Ended June 30, 2010	$16.00	$2.00
Third Quarter Ended March 31, 2010	$22.50	$5.60
Second Quarter Ended December 31, 2009	$42.50	$10.05
First Quarter Ended September 30, 2009	$62.50	$25.00

Fiscal Year 2011*
Fourth Quarter Ended June 30, 2011	$3.05	$.80
Third Quarter Ended March 31, 2011	$6.00	$2.25
Second Quarter Ended December 31, 2010	$4.85	$2.50
First Quarter Ended September 30, 2010	$12.00	$1.40

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

/s/    Randall N. Drake, CPA, PA
Clearwater Florida
October 13, 2011

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30, 2011	June 30, 2010
Assets		RESTATED
Current assets
Cash	$25,498	$115,015
Accounts receivable	22,050	1,091
Inventory	55,450	110,726
Loan receivable from affiliate	-	580
Note receivable	50,000	-
Prepaid expenses	-	2,949
Total current assets	152,998	230,361

Property & equipment, net of accumulated depreciation of $45,807 and $11,229, respectively	193,169	183,251

Intangible property, net of accumulated amortization of $1,314,775 and $1,329, respectively	6,700,599	6,698,895
Deposits	2,500	-
Total Assets	$7,049,266	$7,112,507

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$434,789	$196,153
Accrued expenses	889,108	478,967
Customer deposits and deferred revenue	-	267,213
Notes payable	774,500	718,500
Loans and notes payable, related parties	7,802	7,802
Total current liabilities	2,106,199	1,668,635

Notes payable to Shareholder	574,957	185,704
Total liabilities	2,681,156	1,854,339

Stockholders' Equity
Preferred Stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated; 385,702 and 0 issued and outstanding	386	386
Series B Convertible: 100,000,000 shares designated; 257,764 and 890,600 issued and outstanding	257	890
Common Stock, $.001 par value, 5,000,000,000 shares authorized; 6,282,275 and 5,231,524 shares issued and outstanding, respectively *	6,283	5,232
Additional paid-in capital	11,451,683	8,464,710
Subscriptions (receivable) payable	408	(1)
Minority interest in subsidiary	5,447	-
Accumulated deficit	(7,096,354)	(3,212,049)
Total stockholders' equity	4,368,110	5,258,168

Total Liabilities and Stockholders' Equity	$7,049,266	$7,112,507

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

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(3,884,305)	$(986,710)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	1,348,024	2,398
Issuance of stock in settlement of services	500,900	510,267
Impairment of goodwill	762,750
Minority interest	5,447	-
Changes in assets and liabilities:
Accounts receivable	(20,959)	48,124
Inventory	55,276	(110,726)
Due from affiliate	580	(580)
Deferred contract costs	-	26,696
Prepaid and other	2,949	(949)
Accounts payable	238,636	168,318
Accrued expenses	665,141	151,526
Customer deposits and deferred revenue	(267,213)	217,998
Net Cash (Used) in Provided by Operating Activities	(592,774)	26,362

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,107)	(2,799)
Acquisition of assets, net	(43,389)	-
Decrease (increase) in other assets	(2,500)	-
Net Cash (Used) in Investing Activities	(46,996)	(2,799)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	56,000	-
Related party advances	494,253	89,456
Net Cash (Used) Provided by Financing Activities	550,253	89,456

Net increase/decrease in Cash	(89,517)	113,019
Cash at beginning of period	115,015	1,996
Cash at end of period	$25,498	$115,015

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in exchange of debt	$105,000	$45,000
Issuance of common stock in exchange for accrued salaries	$255,000	$-
Investment in affiliate by transfer of software	$-	$22,500
Conversion of convertible debentures into common stock	$-	$50,000
Stock issued for assets acquired	$2,127,900	$-
Promissory note issued (receivable) for the acquisition of assets	$(50,000)	$-

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Restated Consolidated Statement of Stockholders' Equity

	Preferred		Common		Additional Paid in		Minority	Accumulated Deficit Development	Stock- holders'
	shares	$.001 par	shares *	$.001 par	Capital	Subscription	Interest	Stage	Equity
Balance at June 30, 2009	-	$-	279,749	$280	$2,005,838	$(1)	$-	$(2,225,339)	$(219,222)

Stock for services		-	15,672	15	246,210				246,225
Conversion of promissory note		-	59,720	60	72,940				73,000
Conversion of accrued officers salaries		-	3,000	3	15,922				15,925
Conversion of accrued officers salaries	1,017,034	1,017		-	299,770				300,787
Officer bonus	181,868	182		-	66,618				66,800
Acquisition of Trimax Wireless, Inc.	2,500,000	2,500		-	5,796,364				5,798,864
Conversion of preferred A to common	(600,000)	(600)	3,600,000	3,600	(3,000)				-
Conversion of preferred A-1 to common	(157,575)	(158)	55,625	56	102				-
Conversion of preferred A-2 to common	(55,625)	(56)	252,120	252	(196)				-
Conversion of preferred B to common	(1,609,400)	(1,609)	965,638	966	643				-
Adjustment of accrued salaries		-		-	(37,501)				(37,501)

Net loss								(986,710)	(986,710)

Balance at June 30, 2010	1,276,302	1,276	5,231,524	5,232	8,463,710	(1)	-	(3,212,049)	5,258,168

Issuance of shares in exchange for:
Shares issued for services			37,900	38	72,962				73,000
Shares for services			140,000	140	349,860				350,000
Shares for services				-	72,471	29			72,500
Conversion of salaries payable			143,850	144	254,856				255,000
Compensation settlement			1,800	2	5,398				5,400
Conversion of debt			147,500	148	74,852				75,000
Conversion of debt			30,000	30	14,970				15,000
Conversion of debt			30,000	30	14,970				15,000
									-
Acquisition of Lockwood Technologies, Inc.			140,000	140	1,649,480	380			1,650,000
Acquisition, warrants issued upon acquisition				-	477,900				477,900
									-
Conversion of preferred B to common	(632,182)	(632)	379,309	379	253				-
Conversion of Preferred B shates to common	(654)	(1)	392	-	1				-
									-
Net loss							5,447	(3,884,305)	(3,878,858)

Balance at June 30, 2011	643,466	$643	6,282,275	$6,283	$11,451,683	$408	$5,447	$(7,096,354)	$4,368,110

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

	June 30, 2011	June 30, 2010
Earnings (Loss) per share:
Net Loss	$(3,884,305)	$(986,710)

Common shares	5,807,756	372,718
Common share equivalents	1,523,674	8,349
Dilutive common shares	7,331,429	381,067

Earnings (loss) per share, basic	$(0.67)	$(2.65)
Earnings (loss) per share, dilutive	$(0.53)	$(2.59)

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

4.           Property and Equipment

Property and equipment consists of the following:

	June 30, 2011	June 30, 2010
Office and computer equipment	$180,518	$137,129
Furniture and fixtures	52,990	51,883
Computer software	5,468	5,468
	238,976	194,480
Accumulated depreciation	45,807	11,229
	$193,169	$183,251

For the years ended June 30, 2011 and 2010 the total depreciation expense charged to operations totaled $34,578 and $1,975, respectively.

5.           Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2011	June 30, 2010
Opticon fiber optic management software	$189,862	$189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	364,550	--
Lockwood licensing and technology	920,600	--
	8,015,374	6,700,224
Accumulated amortization	1,314,775	1,329
	$6,700,599	$6,698,895

For the years ended June 30, 2011 and 2010 the total amortization expense charged to operations totaled $1,313,241 and $423, respectively.

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2012	$1,647,863
2013	1,647,863
2014	1,647,663
2015	1,647,663
2016	109,547
thereafter	--
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

6.           Accrued Expenses

Accrued expenses at June 30, 2011 and 2010 were as follows:

	June 30, 2011	June 30, 2010
Accrued salaries	$528,795	$278,034
Accrued consulting	137,118	125,118
Accrued professional	125,000	47,000
Accrued interest	80,338	24,649
Accrued expenses	17,857	4,166
	$889,108	$478,967

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

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30, 2010	Year Ended June 30, 2009

Income tax benefit at statutory rate	$(1,461,700)	$(371,300)
Increase (decrease) in income taxes due to:
Change in valuation allowance	1,461,700	371,300
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	For the Year Ended
	June 30, 2011	June 30, 2010
Deferred tax asset (liability), current:
Accounts receivable	8,300	400
Accrued salaries	199,000	104,600
Accrued consulting	51,600	47,100
Accrued professional	47,000	17,700
Accrued interest	30,200	9,300
Accrued expenses	6,700	100
Deferred revenue	-	100,600
Valuation allowance	(342,800)	(279,800)
	-	-

Deferred tax asset (liability), non-current
Net operating loss	1,142,900	92,200
Property and equipment	(24,000)	(700)
Valuation allowance	(1,118,900)	(91,500)
	-	-

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

12.         Capital Equity

The Company has issued convertible preferred shares. Shares are convertible into the Company’s common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

	Shares	Conversion
	Outstanding	Rate to Common
Preferred Series A	200,000	6.0
Preferred Series A1	52,425	.4
Preferred Series A2	107,431	4.5
Preferred Series A3	25,846	.8
Preferred Series B	257,764	.6
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

Name and principal position	Year	Salary	Bonus	Stock Award	All other compensation	Total

Sam Talari,	2011	$164,000	-0-	-0-	-0-	$84,000
Co-Chairman	2010	$164,000	-0-	-0-	-0-	$84,000
	2009	$84,000	-0-	-0-	-0-	$84,000

Malcolm F. Walsh,	2011	$18,000	-0-	-0-	-0-	$18,000
Co-Chairman	2010	$24,000	-0-	-0-	-0-	$24,000

Paul J. Aiello,	2011	$144,000	-0-	-0-	-0-	$144,000
President and Chief Executive Officer	2010	$119,000	-0-	-0-	-0-	$119,000

Peter Messineo,	2011	$24,000	-0-	-0-	-0-	$24,000
Chief Accounting Officer, Secretary and Director	2010	$-0-	-0-	-0-	-0-	$-0-

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

Name	Number of Shares (a)	Percent of Ownership

Sam Talari (b)	3,647,253	58.1%
Paul J. Aiello	211,791	3.4%
Malcolm F. Welch	--	--%
Peter Messineo	7,000	.1%

All directors and officers as a group (4 persons)	3,866,045	61.5%
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

Signature, Name and Position:	Date:

/s/ Paul J. Aiello	September 26, 2012
Paul J. Aiello, Principal Executive Officer

/s/ Peter Messineo	September 26, 2012
Principal Financial Officer and Principal Accounting Officer and Director