Form 10-K
period 2012-06-30
INFRAX SYSTEMS, INC.
filed 2012-10-15
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.000-52488

Infrax Systems, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-2583185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3637 4th Street North, St. Petersburg, FL	33704
(Address of principal executive offices)	(Zip Code)

(Former name, former address, if changed since last report)

Tel: (727) 498-8514
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

As of December 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $281,237 based on the closing sale price as reported on the NASDAQ OTCBB. As of October 12, 2012, there were 99,734,182 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☐

INFRAX SYSTEMS, INC
 Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2012

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

The address of our executive offices is 3637 4th Street NorthSt. Petersburg, FL 33704 and our telephone number at that address is 727-498-8514. The address of our web site is  www.infraxinc.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

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

Our Technology and Solution

The foundation of our technology is a standards-based and secure network. Our network is composed of our hardware such as collectors and repeaters (where required), our network operating system, and our Electric Power Grid Mesh software suite, which together provide electric power utilities the ability to communicate with and control devices connected to the electric power grid.  We plan to offer a suite of solutions that run on top of our network, including advanced metering, distribution automation, and demand-side management. These solutions include additional hardware, such as our collectors and concentrators, and applications from our asset tracking and management and networking software. Our solutions combine with devices from the large number of third parties with whom we collaborate to form end-to-end smart electric power grid offerings built on our network. In addition, we offer a wide range of services that enable our utility customers to deploy, operate and maintain our networking platform and solutions. These service offerings include professional services to implement our products, managed services and software to assist electric power utilities with managing the network and solutions, and ongoing customer support.

Key Features and Benefits of Our Networking Platform

We believe that utilities require a robust networking platform that allows them to transform the power grid infrastructure into the smart grid, thereby generating significant benefits to utilities, consumers and the environment. We believe that the only way to effectively enable the smart grid is through the implementation of a robust networking platform that meets stringent requirements: We have designed and built our networking platform from the ground up for the sole purpose of enabling electric power utilities to transform the electric power grid infrastructure into the smart electric power grid.  We believe our utility customers benefit in the following ways:

Standards-Based.  We believe the most successful networks have been those based on open standards.  With an open, standards-based networking platform, utilities can choose from a diverse set of products from a variety of vendors. Our networking platform is based on standards, which enable electric power utilities to deploy standards-based networking throughout their infrastructure and allows for interoperability with other standards-based devices. As a result, we believe electric power utilities can readily extend our networking platform to support a broad set of end-to-end smart electric power grid offerings in a cost-effective and timely manner. We utilize web services and open software standards and interfaces to enable integration with third-party software and devices. We believe this open and flexible architecture enables multi-vendor interoperability and facilitates integration with devices and software from other vendors. As a result, we believe utilities can readily extend our networking platform to support a broad set of end-to-end smart grid offerings in a cost-effective and timely manner.

High-Performance. We believe a networking platform must deliver high performance by maximizing throughput and minimizing latency. To accommodate an increasing number of solutions, such as distribution automation and demand-side management, the networking platform must be able to easily and economically support these solutions without negatively impacting performance.  Our networking platform delivers high-bandwidth, low-latency performance and traffic prioritization, which allows electric power utilities to run multiple solutions, including those that require high-throughput communications, such as distribution automation, while maintaining robust operating performance and meeting the stringent requirements of multiple time-sensitive solutions for the smart grid. Our network hardware devices incorporate powerful two-way multi-channel radios, sophisticated routing techniques and high-speed node-to-node communications. Our platform is specifically designed to have ample bandwidth, which allows utilities to run multiple solutions including those that require high-throughput communications, such as distribution automation, while maintaining robust operating performance.

Scalable. We believe a networking platform must be easily and quickly scalable to accommodate an ever-increasing number of devices generating and transmitting ever-increasing amounts of data. Large utilities have millions of consumers, and the networking platform must be capable of supporting all of them and the addition of many new devices in the future. Our networking platform can be deployed rapidly at scale to accommodate millions of devices on the electric power grid, allowing electric power utilities that deploy our networking platform to easily and cost-effectively expand beyond the scope of their initial deployments.

Extensible. We believe a networking platform requires upgradable software and hardware designed to allow utilities or developers to expand its capabilities. Extensibility reduces the need for additional future investments and mitigates the risk of technological obsolescence and stranded assets.  Our communications modules are designed for over-the-air upgrades, enabling us, for example, to deliver software over the air, allowing us to augment the functionality of, and to deploy new solutions and applications to, previously deployed hardware. As a result, we believe our electric power utility customers can mitigate the risk of technology obsolescence.

Secure. The power grid is vulnerable to the risk of data loss, theft and malicious attacks, and a smart grid often provides a command-and-control function for the power grid. In addition, many of the power grid’s components are located in easily accessible and unsecured, outdoor locations. As a result, a networking platform for the smart grid must integrate highly sophisticated and proven security technologies deployed across multiple layers. Our networking platform incorporates an end-to-end, multi-layer security architecture and uses proven technologies and associated security techniques to allow electric power utilities to operate large-scale networks while minimizing security risk. By encrypting data to and from the devices and by ensuring the devices are authenticated, we preserve the integrity of the entire network even if an individual device is compromised. We use standards based encryption technologies and associated security techniques to enable our utility customers to benefit from a technology that has had to evolve over the decades to address constant, increasingly sophisticated attacks in a wide variety of industries and applications. Our robust security and enhanced authentication schemes prevent man-in-the-middle attacks and allows utilities to operate large-scale networks while mitigating security risk. Our security model incorporates sophisticated techniques to secure every device on the network but is also designed d to preserve the integrity of the entire network even if an individual device is compromised. We are focused on using highly encrypted data over secure tunnels using a variety of communications medium including WiFi, Cellular or other public communication media.  We believe this is more reliable and secure than radio frequency (RF) technology. Our SEIP incorporates a communications transport known as Electric power gridMesh™, and a device and data security management tool known as GRiM. Secure management of the "last mile" backhaul is necessary for electric power utilities to implement Smart Electric power grid applications such as AMI, and substation and distribution automation.

Reliable. Much of the physical infrastructure that makes up the network must reside outdoors, where factors such as weather, the growth of foliage or construction can change operating conditions over the infrastructure’s lifetime. In addition, this infrastructure can be deployed in locations that are costly or difficult to service. As a result, a networking platform must be resilient, self-configuring and self-healing to function reliably with minimal intervention.  Our communications modules communicate with multiple access points, providing redundant paths to the utility, and dynamically adjust their connections to the network and to neighboring devices to accommodate changes in the physical environment that impact wireless throughput, such as new construction or foliage growth. In addition, our GridMesh network operating system routinely re-evaluates the optimal path for communications traffic. As a result, utilities benefit from built-in optimization and self-healing capabilities that allow our networking platform to function reliably with minimal interruption and limited manual intervention.

Cost-Effective. The networking platform must deliver a compelling business case, both at installation and as additional solutions are added to the network. Maintenance and upgrade costs must also be low, and the network must integrate with the utility’s existing information technology and systems to facilitate deployment without expensive installation or integration costs. Our architecture enables our electric power utility customers to leverage a single network, rather than build multiple networks, when deploying additional solutions. This approach limits capital and operational expenditures and enhances our electric power utility customers’ return on investment. Our networking platform is designed to limit both capital and operational expenditures relative to more expensive alternatives such as cellular- or PLC-based architectures. In contrast to such alternatives, our architecture enables our utility customers to leverage a single network, rather than build multiple networks, when deploying additional solutions such as distribution automation and demand-side management. Equipment requirements are mitigated because our access points support data from thousands of our communications modules, and all communications modules can act as relays for data from other communications modules. Our hardware and software is highly automated and operates with minimal manual intervention, thereby reducing upfront and ongoing maintenance expenses. We believe this approach limits capital and operational expenditures and enhances our utility customers’ return on investment.

Components of our smart energy platform.

Our product portfolio provides Network Transport and Management, Secure Intelligent Devices, Threat Detection, and Electric power grid Optimization, all integral components of a state-of-the-art Smart Electric power grid solution. Our devices and platform are built on information-based devices, digital communications and advanced analytics.  Through our wireless broadband business unit, Infrax Networks, we provide outdoor mesh-relay based wireless broadband networks used by customers as the metro-scale IP foundation upon which to run one or many applications that help build greener, safer, smarter communities.  In addition, our networks are used by electric electric power utilities to build large scale, reliable, and secure networks that deliver the high bandwidth and low latency required for deploying smart electric power grids.

Secure Intelligent Energy Platform (SIEP) ™

Our Secure Intelligent Energy Platform (SIEP) ™ competes in three distinct market segments of the smart electric power grid industry;
 –Network Transport and Management (secure, two-way communication),
 –Secure Smart Sensors and Devices (Smart Meters),
 –Asset Tracking;
 –a electric power grid Optimization and
 –Threat Detection, Electric power grid Optimization and Security.

We have developed a series of interrelated operational management, communications, and electric power grid security related products and services, under one platform, that together enable a comprehensive and unified solution for communications and applications management of the Smart Electric power grid. Each product meets a specific need in the spectrum of controls necessary to effectively manage a Smart Electric power grid and together they will offer unparalleled security and data management.

To address this international opportunity, we plan to aggressively invest in our products, marketing efforts and delivery capabilities to serve these markets.

Our Secure Intelligent Energy Platform enables utilities to transform the existing power grid infrastructure into the smart grid and includes our networking platform and solutions that run on top of the network as well as complementary services. Our networking platform facilitates two-way communications between the utility back office and devices on the power grid. We also offer a suite of solutions and applications that run on top of our network including advanced metering, distribution automation, and demand-side management. These solutions and applications are integrated with third-party products from the large number of third parties with whom we partner to form end-to-end smart grid offerings. In addition, we offer a wide range of services that enable our utility customers to deploy, operate and maintain our Secure Intelligent Energy Platform.

Within our Secure Intelligent Energy Platform, we provide a full stack of software capabilities that underlies our networking platform and enables the solutions and applications we offer on top of our network. At the core is our operating system that drives the functionality of all our devices. Our GridMesh suite provides management and security for our overall network. The Asset Tracker application suites provide business intelligence and management for our solutions.

Communications Platform

At the foundation of our Secure Intelligent Energy Platform is a standards-based and secure network. The networking platform is composed of our hardware such as access points and repeaters, network operating system, and our GridMesh management and security software. This network provides utilities the ability to communicate with devices connected to the power grid.

Communication Devices:
           •                      Secure Network Interface Card (SNIC). Our SNIC is a combo card that resides inside the utility power meter.  The meter data such as usage, voltage, current etc. are encrypted and transported to the collector via a wireless module over proprietary mesh architecture.  The wireless devices, operating in the 2.4 GHz spectrum link devices in the neighborhood area network to a utility’s back office or data center over the wide area network.
           •                      Collectors, concentrators and repeaters. Our collectors are devices that communicate to the SNIC on one side and transport the data over an appropriate wide area network (WAN) to a concentrator, typically installed at a utility’s substation.  Repeaters are devices that extend the reach of our network. Collector has the option to support a variety of WAN modules such as RF, cellular, WiMax etc. These devices are engineered to withstand harsh environmental conditions, including wind, lightning strikes, and rain, snow, and temperature extremes; are packaged in a standard form factor; and can be installed in a variety of locations such as a power pole.

Networking Software:
           •                      GridMesh: Our proprietary mesh software for the SNIC is powerful software based on clustering concept to help build a dynamic mesh network between the meters and the collector. GridMesh allows our hardware devices to securely join the network and communicate with each other. GrdiMesh provides a comprehensive set of advanced networking features including network discovery, network addressing and address management, advanced routing, and secure communications. GridMesh also allows our devices to be remotely programmable over the air, enabling device upgrades without costly maintenance visits.

Secure Network Interface Card (SNIC)

Our advanced metering solution provides utilities with two-way communications from our communications module integrated into a third-party meter to their back office, enabling utilities to remotely perform such functions as reading meter usage, capturing time-of-use consumption data, connecting and disconnecting service, and detecting power outages. Our current version of the card is made for Itron’s Centron II meters, with the ability to modify the geometric design to fit inside other third party meters. Our advanced metering solution comprises communications modules that are integrated into partner meters and our UtilityIQ software applications. We do not manufacture meters; instead, we partner with various meter manufacturers to provide a range of meter options for our utility customers. We are in the process of completing a Security and Network Interface Card (SNIC), based on higher levels of encryption, which can be imbedded in all intelligent end devices including Smart Meters and sensors.  We plan to offer our SNIC in a variety of configurations; all equipped with standards based encryption with robust authentication schemes.  Data traffic passing through our SNIC will be encrypted using AES 256, once the devices are authenticated.  These keys are periodically rotated to negate “man in the middle” attacks.  When combined with our security based software and management tools, our SNIC will create an impenetrable barrier against cyber-attacks. Our SNIC coupled with our Grid Intrusion Management (GRIM) system, will provide an enhanced cyber security platform which prevents unwarranted intrusion into any part of an electrical electric power grid. Using advanced encryption algorithms, a secure virtual network can be created over a private or public network. We believe our SNIC is the next generation of electric power grid security products. SNIC addresses the advanced metering infrastructure requirements of electric power utilities and provides the highest level of meter security available to date.  SNIC employs military grade encryption, meeting or exceeding current and emerging security standards. The universal host interface board carries a single wireless module for both home area networking (HAN) and for communicating the data to the electric power utility’s control center using standards based communications technology called gridMesh.

gridMesh

We believe our wireless smart meter mesh platform solves what has been the biggest challenge faced by electric power utilities, connecting each home to the smart electric power grid in an efficient, scalable and secure way. Utilizing our proprietary wireless system, gridMesh enables each smart meter to interconnect with one another to create a large, scalable mesh network.

UMAX and UMAX +  The Utility Max (UMAX) product family is an extremely cost effective wireless solution for electric power utilities and telephone carrier who are looking to either set up a point-to-point or point-to-multipoint Ethernet links.  The UMAX+ uses an adjunct box that is connected to the UMAX radio over an Ethernet link to provide T1/E1 communications at the remote locations.  Due to the advanced implementation of both, frequency division duplex and time division duplex in the wireless domain the UMAX products can operate on a single channel eliminating the need for a guard band between the transmit and receive signals.

Grid Intrusion Management (GRIM)

We expect our GRIM system to evolve to include software and hardened hardware solutions for substation deployment.

Distribution Automation

Our current version of distribution automation solution provides a very reliable two-way communications from distribution devices along the power grid to the back office or substations, providing utilities with real-time information for grid monitoring and control. While utilities have been implementing distribution automation for many years, adding two-way communications over a common networking platform significantly improves their visibility into and control over the power grid. As a result, utilities gain the information needed to better contain and more quickly resolve outages, monitor power-quality metrics with greater granularity, and adjust voltage levels dynamically to reduce energy waste.

Secure Intelligent Energy Platform Services

Through our Smart Grid Consulting & Professional Services organization, we offer a wide range of services related to the initial deployment and ongoing operation of our networking platform. Our services include professional services, managed services and customer support, including Network Design, Deployment Support and Program Management. We offer an array of services to help utilities deploy our networking platform and solutions. Our Professional Services include network design and optimization, taking into account geographical terrain, wireless propagation characteristics, device density and routing design, to ensure data is transmitted through the network in an efficient and secure manner. Soon we will have the to provide installation services directly to the utilities. We will be able to provide complete deployment support to ensure that our hardware devices are properly installed and registered with the network..

Professional Services—

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

Asset Tracker solution

Our Asset Tracker solution provides for complete inventory management of utility smart electric power grid assets, including meters, collectors and concentrators, as well as all substation and field deployable assets. Asset Tracker validates inventory and equipment information received via RFID from tagged assets and seamlessly provides that information across the enterprise bus of an electric utility in a format customizable for each utility. Access to real time information provides operations personnel with the ability to locate material, track consumption and streamline procurement.

Business Benefits of Our Smart Energy Platform

Our networking platform is designed to yield significant benefits to electric power utilities, end users and the environment. We believe that utility investments in the networking platform will help utilities mitigate future costs and improve their ability to manage the power grid. Over time, we expect these benefits will translate into rates for consumers below what they would otherwise have been, absent such investments. In addition, many of the benefits will flow directly to consumers by empowering them to use energy more efficiently and save money. The benefits of transforming the power grid into the smart grid via our technology include more efficient management of energy, improved grid reliability, capital and operational savings, the ability to pursue new initiatives, consumer empowerment, and compliance with evolving regulatory mandates through reduced carbon emissions. EPRI estimates the benefits of deploying a smart grid in the United States to be worth $1.3 to $2.0 trillion in 2010 dollars between 2010 and 2030.

Examples of the tangible benefits delivered by our networking platform and solutions include:

Operational savings for electric power utilities.  Utilizing our advanced metering solution, electric power utilities can significantly reduce costs by automating certain key operational functions required to run their business, including meter reading, and connecting and disconnecting electricity service.  These tasks have historically been labor intensive for electric power utilities and inconvenient for end users.

Empowering end users.  When completed, our demand response solution will allow electric power utilities to engage and empower end users by offering new time-based pricing options and connecting in-home technologies to provide opportunities for end users to better understand their energy usage and save money.  With these new pricing options, utilities can better smooth electric demand, reducing the need to build additional power plant capacity to accommodate peak demand, generating large capital expense savings from avoiding construction of power plants and reduced operating costs of generating electricity during peak times.

Increasing the efficiency of the electric power grid.  With our advanced metering and distribution automation solutions, electric power utilities can more effectively and efficiently deliver electricity to homes and businesses with less waste.  With our products, electric power utilities can monitor actual voltage levels at each consumer’s location and adjust system voltage remotely, improving energy efficiency.  Green Circuits, a distribution-efficiency initiative led by EPRI, has shown that utilities can achieve 1.8% to 2.7% overall energy reduction with conservation voltage reduction. Pacific Northwest National Laboratory estimates that 2% energy savings in the United States from conservation voltage reduction and advanced voltage control can reduce carbon emissions by 2% in the United States, or 59 million metric tons per year, by 2030. McKinsey & Company estimates that by 2019, energy savings from conservation voltage reduction and volt-VAR optimization will total $43 billion in 2009 dollars annually in the United States.

Competitive pricing.  We believe our SEIP will is priced to facilitate and hasten the deployment of smart electric power grid technology among resource constrained small and mid-sized electric power utilities.  There are 3,448 small to mid-sized electric power utilities in the United States, a majority of which we believe lack the resources to adequately migrate to the smart electric power grid infrastructure.

Our Competitive Strengths

We believe we have a number of unique advantages that position us for continued leadership and growth in providing the networking platform and solutions electric power utilities use to transform the electric power grid infrastructure into the smart electric power grid. Our competitive strengths include:

Secure, reliable network for the smart electric power grid. Our primary purpose is help electric power utilities build a reliable communication network with a strong emphasis on security to help the utilities transform the power grid into the smart grid. The core of our technology is the network, which was designed and built from the ground up for the specific purpose of addressing the stringent requirements of the smart electric power grid.  Alternative solution providers often repurpose networking technologies that have not comprehensively addressed the challenging requirements of the smart electric power grid.

Innovative technology.  We are building our networking platform through our focused development of core networking, communications, semiconductor and power electronics technologies. We have developed what we believe is the most secure networking platform that enabled two-way communications between electric power utilities and millions of devices connected to the electric power grid. We are continuing to add features and functionality to improve our networking platform and currently have our second generation of technology under development. We are also building a significant core competency in key software disciplines, including operating system design, network management, security and analytics that both underlie our networking platform and also enable the advanced solutions and applications we offer on top of our network.

Low total cost of ownership. We are designing our networking platform to be high-performing, flexible and capable of supporting multiple solutions. As a result, we believe electric power utilities can reduce their capital and operational expenditures by leveraging a single platform as compared to alternatives that will likely require the deployment of additional, duplicative networking infrastructures to support additional solutions. The design of our networking platform, which includes features such as self-healing, high-powered and modular architectures, allows for cost-effective implementation in support of a single solution, such as advanced metering. Utilities that choose to deploy additional solutions, such as distribution automation and demand-side management, can leverage their existing networking platform, resulting in lower operating expenses, better capital efficiency and faster deployment, ultimately resulting in shorter time to value.  We believe for every solution that electric power utilities add to our networking platform, they further reduce their total cost of ownership when compared to these alternatives.

Encryption and detection.  Based on our review of smart electric power grid related products against which SEIP now competes, we believe that none of them provide the required encryption and threat detection capabilities required to secure the smart electric power grid.

Blue chip utility relationships. Our relationships are with some of the largest and most recognizable electric power utilities in the United States.  We have worked closely with these utility customers with a focus on delivering superior products and a high level of service, allowing us to form long-term relationships. Our close working relationships provide us with early and deep insight into their needs and future requirements, which then drives our development efforts. When new projects arise with these customers, our relationships position us well to compete for their business.  In addition, our existing utility customers often serve as strong references when we compete for business from new utility customers.

Our Strategy

Our objective is to provide the leading networking platform and solutions that enable electric power utilities to transform the electric power grid into the smart electric power grid, ultimately becoming the industry standard for electric power utilities worldwide. To achieve this objective, we intend to:

Exceed our customers’ expectations. We seek to differentiate ourselves from our competitors through superior product reliability, performance and service. We believe that this focus has strengthened our relationships with our existing utility customers. We have regular feedback sessions with our utility prospects, which allow us to better understand their evolving needs and continuously improve our products and services. We also believe that a global presence and investments in software engineering and support will create competitive advantages in serving domestic and international utilities.

Expand internationally. Our goal is to be the leader in every market we enter.  We believe the smart electric power grid has become a priority for electric power utilities worldwide, and to address this opportunity we plan to aggressively invest in our products, marketing efforts and delivery capabilities to serve international markets including Australia, South America, Europe and Asia. We have prioritized our international activities based on countries with a combination of the following attributes: high GDP, high total and per-capita electricity consumption, utilities with a large number of homes and businesses, government mandates, available RF spectrum, high energy theft, reliability concerns and operating inefficiencies.  To address this international opportunity, we plan to aggressively invest in our products, marketing efforts and delivery capabilities to serve these markets.

Broaden our solutions and services. We strive to broaden the scope of our solutions and services to maximize the benefit our utility customers receive from having deployed our Secure Intelligent Energy Paltform. This expansion includes providing electric power utility customers with additional solutions and services from our current portfolio and developing new solutions and services to address our electric power utility customers’ evolving requirements.

Extend our technology leadership. We intend to continue to invest in research and development to further enhance our technology leadership.  Since the deployment of our networking platform, we have been able to simultaneously reduce hardware production costs while materially enhancing its functionality. Over the long term, we believe our networking platform has the potential to be extensible to areas beyond electric energy, enabling the Internet of things.

Build relationships. We are in the process of building relationships with electric power utilities, manufacturers, major DC lobby firms, and international law firms, and certain government officials nationally and locally. These relationships will afford us the visibility needed for government grants, loan guarantees, and funding, as well as aid in the prioritization of global markets.

We intend to generate revenues from the design, sales, installation, and support of the hardware, software and technology, associated with SIEP™. Additionally, revenues may be generated from licensing our GRiM and, Infrax Networks wireless communications and future products. We believe that by continuing to execute our strategy and connect additional homes and businesses, we will experience a network effect that will establish our Secure Intelligent Energy Platform as the platform of choice for electric power utilities.

Our Partners

Although we believe our networking platform is the core enabler of the smart grid, meters and other third-party products are critical to meeting the needs of our utility customers and unlocking the full value of our platform. Because our products are built using open standards, third-party hardware and software vendors can integrate both new and existing devices with our platform, forming end-to-end smart grid offerings.

To meet the needs of the market, we have entered into a Technical Information License Agreement with Itron, Inc., the leading manufacturer of smart meters. The license agreement allows us to design our SNIC and communications module for inclusion in the Itron Centron I & Centron II meters. We have been working closely with Itron during this process to ensure that we are fully compliant and the results to date have all met Itron’s criteria. When the qualification testing process is finished, we will be able to license the communications module to Itron and sell the product directly as Itron-compliant.

While we have also been in discussions with several other global meter manufacturers regarding the inclusion of the SNIC and gridMesh into their AMI meters, we believe that Itron’s dominant market position and the strength of our relationship will drive the results required to meet our business objectives.

Our hardware vendors manufacture meters, capacitor bank controllers, in-home displays, electric vehicle charging stations, energy storage devices, smart thermostats and other related devices. Our software vendors provide various applications including meter data management, consumer information management, energy management, work order management, and outage management software that leverages our outage detection application.

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

In August 2012, Lockwood has signed few contracts with previous customers of its products. The customers include British Telecom, and Sapient, Lockwood has also signed an agreement with Innotech (owned partly by one of the largest IT contractors) to provide its products and services to East African countries.

In June 2012, Infrax is in negotiation with the largest utility on a master agreement for the SPiDER products.

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

We have  filed two provisional patent applications for our Smart Grid products, and intend to do more as development progresses. We do hold seven patents associated with the Trimax acquisition and continue to patent our wireless mesh technology as we complete each development phase.

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

Lockwood Technology Corporation (acquired controlling interest and intellectual property April 8, 2011)

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

Security and Network Interface Card (SNIC)(Intellectual Property Rights  filed)

We will file for global patent for our Security and Network Interface Card after the successful completion of the field trials in 2012.

gridMesh (Intellectual Property Rights to be filed)

We will file for global patent for our gridMesh technology after the successful completion of the field trials in 2012.

Competitive Landscape

Competition in our market is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our utility customers and continue to develop and introduce new products, features and services in a timely and efficient manner.

The principal competitive factors that affect our success include:

           •                      our ability to anticipate changes in utility customer requirements and to develop new or improved products that meet these requirements in a timely manner;
           •                      the price, quality and performance of our products and services;
           •                      our ability to differentiate our products and services from those of our competitors and thereby win new utility customers;
           •                      our reputation, including the perceived quality and performance of our products and services;
           •                      our ability to ensure that our products conform to established and evolving industry standards and governmental regulations;
           •                      our customer service and support;
           •                      warranties, indemnities, and other contractual terms; and
           •                      customer relationships and our ability to obtain strong customer references that will support future sales efforts and market awareness of our Secure Intelligent Energy Platform.

We believe we compete effectively in the market as a result of a number of factors including the innovative nature of our technology, the breadth of our product offerings, field-proven performance, competitive cost of ownership, our extensive relationships with third-party vendors and strong references from our utility customers.

Our competitors range from small to very large and established companies. These companies offer a variety of products and services related to the smart grid and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications vendors, and other service providers.

We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Echelon Corporation, Elster Group SE, Landis+Gyr AG, and Sensus Metering Systems Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as S&C Electric Company and Schweitzer Engineering Laboratories, Inc.

We also face competition from other entrants that are providing specific narrowly focused products for the smart grid, including Coulomb Technologies Inc., Ambient, Silver Springs, E2O Communications Inc., Grid Net Inc., OPOWER Inc., SmartSynch, Inc. and Tendril Networks Inc. We anticipate that in the future, additional competitors will emerge that offer a broad range of products and services related to the smart grid, some of which may be directly competitive with our offerings.

These companies may have competitive advantages in the market, including strong brand recognition, long-standing customer relationships, established distribution networks, deep financial resources and broad product portfolios. In addition, some of our competitors may have larger patent portfolios than we have which may provide them with a competitive advantage and may require us to engage in costly litigation to protect and defend our intellectual property rights.

We compete in four distinct market sectors:
–advanced metering,
–networking and communications,
–electric power grid optimization/distribution automation, and -software.

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
Recent Competitor’s activity & Recent Industry Acquisitions of Our Competitors

• Silver Springs Networks – competitive advantage
☐ Developed Smart Grid Energy Platform with NIC for GE meters and end‐to‐end management
☐ Have won several utility contracts for AMI deployment
☐ Filed S‐1 to IPO on July 7, 2011

• LandysGyr
☐ Large meter manufacturer
☐ Acquired by Toshiba in July 2011 for 2.3B
☐ Combined company targeting Advanced Metering Infrastructure (AMI)

• eMeter
☐ A premium Meter Data Management (MDM) company
☐ Acquired by Siemens – terms not disclosed, but Siemens invested $12.5 M in 2008

• SmartSynch
☐ Smart Grid Company focused on meter communications over public wireless
☐ In business since 2000 providing innovative solutions for utilities
☐ Acquired in January 2012 by Itron for $100M

• Schneider Electric
☐ Strong energy Management Company with a variety of products for utilities
☐ Acquired Telvent, a provider of IT and software solutions to the power grid for $2B in
June 2011

Our Employees

At the date of this annual report, we have seven (7) full-time and four part-time employees. The majority of employees work out of our offices in Saint Petersburg. We have several remote employees dedicated to sales and deployments.

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

Item 1B.  Unresolved staff comments

None.

Item 2.  Properties

Our executive office is now located in an office complex under annual five year lease, beginning June 1, 2012 at a rent of $3,575 per month. We entered into this 5-year commercial lease agreement in St. Petersburg, Florida with Kalyvas Group II, LLC. Our lease provides us with approximately 4,100 square feet of: reception area, nine offices, a lab/production area, inventory room, server room, kitchenette and one conference rooms.  We believe the facilities are adequate for our operational needs.  We may require additional offices in the event we obtain funding and acquire additional customers.

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

(b)
We have filed a Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA. We are requesting an award of compensatory damages, an award of treble damages pursuant to the provisions of RICO and other applicable federal and state statutes and an award of punitive damages in the full amount by the jury against each of the Defendants. As Plaintiff, we have suffered damages as a result thereof, an amount in excess of $4,350,000.00. We are asking for a total damages up to 4 times the amount of loss or close to $16M. As of the filing of this 10/K, We have had success in freezing their operational account and all funds associated with that account.

(b)	We did not terminate any legal proceedings during the fourth quarter of our 2012 fiscal year.

Item 4.  Submission of matters to a vote of security holders

We did not submit any matter to a vote of our security holders, through the solicitation of proxies or otherwise during the fourth quarter of our 2012 fiscal year.

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

	High Bid	Low Bid
Fiscal Year 2011*
Fourth Quarter Ended June 30, 2011	$3.05	$.8
Third Quarter Ended March 31, 2011	$6.00	$2.25
Second Quarter Ended December 31, 2010	$4.85	$2.25
First Quarter Ended September 30, 2010	$12.00	$1.40

Fiscal Year 2012*
Fourth Quarter Ended June 30, 2012	$0.022	$0.022
Third Quarter Ended March 31, 2012	$0.06	$0.057
Second Quarter Ended December 31, 2011	$0.06	$0.03
First Quarter Ended September 30, 2011	$0.12	$0.11

* On July 14, 2011 the Company's Board of Directors affected a 1:500 reverse stock split, effective August 26, 2011 (record date). The share prices have been retroactively stated to reflect the reverse-split shares.

As of October 12, 2012 we had 65 shareholders of record and approximately 4, 352 beneficial shareholders, and we had 99,734,182shares of $0.001 par value common stock outstanding.

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

None

Item 6.  Selected financial data

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2012	2011

Cash	$2,072	$25,498
Current assets	182,324	152,998
Total Assets	5,369,651	7,049,266

Total current liabilities	2,275,008	2,106,199
Total liabilities	2,743,777	2,681,156
Total stockholders' equity	2,625,874	4,368,110

Working Capital	(2,092,684)	(1,953,201)

Net Cash (Used) Provided by Operating Activities	23,594	(592,774)

For the Year Ended June 30,	2012	2011

Revenues	$377,390	$518,388
Direct costs	47,865	87,327
Gross Profit	329,525	431,061
Operating expenses:	3,776,460	4,247,134
Net loss	$(3,507,179)	$(3,884,305)

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

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had approximately $2,000 in cash at June 30, 2012, and extended in excess of the line of credit from Mr. Talari with which to satisfy our future cash requirements. Mr. Talari has extended his support and is in the process to extend his support to a total of $1 million. Our management believes our cash and majority shareholder commitment will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We believe full implementation of our plan of operations, completion of development of the smart grid related hardware and software, completion of pending acquisitions and the integration of the Lockwood will cost approximately $5 million. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

Product Research and Development

Our Smart Grid products are in the late stages of development and we anticipate delivering prototype solutions to our targeted beta customers by the end of the 4tht quarter of 2012. We have budgeted $1.8M for the completion of our hardware and software products. We may not have financial or other resources to undertake this development. Without additional funding sufficient to cover this budgeted amount, we may not have the resources to conduct this development.

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

RESULTS OF OPERATIONS

Comparison year ended June 30, 2012 to June 30, 2011

For the year ended June 30, 2012 and 2011, we incurred net losses of $3,507,179 and $3,884,305, respectively.   Losses consisted of $1,741,935 and $500,900 of stock based compensation for the years ended June 30, 2012 and 2011, respectively.  Losses also include depreciation and amortization, non-cash expenses, in the amount of $1,662,684 and $1,348,024 for the years ended June 30, 2012 and 2011, respectively. The increase was primarily due to the amortization charges for intangible and tangible assets acquired from Trimax. Additionally, there were impairments and write downs of certain assets, due to valuation assessments by management, incurring charges of approximately $314,660 in year 2012. Total operating expenses decreased by $470,674. General and administrative decreased approximately $46,656, while professional fees increased approximately $44,033.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had approximately $2,000 in cash. We have exceeded the line of credit from Mr. Talari for which to pay normal operating expenses. Mr. Talari has continued funding our operations. Mr. Talari has expressed commitment to $1 million dollars of funding; the Company is currently in process of formalizing the agreement. We believe this support will allow our continuation while we attempt to secure other sources of financing to develop our business plan, and increase efforts of our marketing plan.  Cash used in operations was $592,774, which was primarily provided from advances from our majority shareholder.

On September 1, 2005, we obtained a loan commitment from Mr. Talari, one of our director and controlling person in the aggregate amount of $350,000, which was amended to $500,000, under a revolving master promissory note, due on demand, with interest at the rate of five percent per annum. We have been receiving advances on this note on an as needed basis and through June 30, 2012, we have received a total of $86,361.70 for the year ended June 30, 2012 and $758,236.31, net, since the inception of the commitment.  During the course of this agreement Mr. Talari has made a number of conversions, reducing the note and accrued interest in exchange for our common stock.

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. (“Trimax”) for the purchase of their business assets and technology.  As part of the agreement a promissory note, in the amount of $712,500 was entered.  The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment.  The Company  shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof ("Maturity Date") (December 29, 2010).  Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date We have not made our required payments on this note. We are in the process of requesting the cancellation of the note.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2012 and 2011, which are contained in this filing, the Company’s 2012 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

We have held discussions with one major NASDAQ traded company in a possible acquisition in part or in whole by Infrax Systems. These negotiations have not advanced, at this point, beyond a letter of intent; however management believes this ongoing strategy will best serve existing shareholders.

The Company has been approached by a large electric contractor for a possible investment and alliance. The Company has also been approached by an Investment Fund in a possible investment in the Company. Currently we are in discussion with three separate parties on possible investment in the Company. As we are getting closer to the completion of our products and validation of our technologies, we will be approached by partners and investors. Management and the Board of Directors are aware of our position and potential of our technology and will consider any offer that increases shareholder value.

Lockwood Technology has been chosen under a prime bidder to bid on a large state contract for Enterprise Asset Management System (EAMS) for the Government of an East African country. The total bid is under $20M USD and consists of three lots. We have bid for all three lots and may or may not win all three or in parts. The project if won will be started in late 2012.

Lockwood Technology has also been chosen under the same prime bidder to bid on another large state contract for Enterprise Asset Management System (EAMS) for the Government of an East African country. The total bid is unknown at this time. The project if won will be started in 2013.
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

Infrax Systems, Inc.
2011 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infrax Systems, Inc.
Saint Petersburg, Florida

We have audited the accompanying consolidated balance sheet of Infrax Systems, Inc as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infrax Systems, Inc. as of June 30, 2012 and 2011, and the results of their operations, changes in their stockholders' equity and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Randall N. Drake, CPA, PA
Clearwater Florida
October 12, 2012

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30, 2012	June 30, 2011
Assets
Current assets
Cash	$2,072	$25,498
Accounts receivable	65,233	22,050
Inventory	63,076	55,450
Loan receivable from affiliate	1,943	-
Note receivable	50,000	50,000
Prepaid expenses	-
Total current assets	182,324	152,998

Property & equipment, net of accumulated depreciation of $72,199and $$45,807, respectively	108,608	193,169

Intangible property, net of accumulated amortization of $2,943,655and $1,314,775, respectively	5,071,719	6,700,599
Deposits	7,000	2,500
Total Assets	$5,369,651	$7,049,266

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$452,818	$434,789
Accrued expenses	1,040,287	889,108
Customer deposits and deferred revenue	-	-
Notes payable	774,500	774,500
Loans and notes payable, related parties	7,403	7,802
Total current liabilities	2,275,008	2,106,199

Notes payable to Shareholder	468,769	574,957
Total liabilities	2,743,777	2,681,156

Stockholders' Equity
Preferred Stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated; 2,400,000 and 385,702 issued and outstanding	2525	386
Series B Convertible: 100,000,000 shares designated; 1,210 and 257,764 issued and outstanding	1	257
Common Stock, $.001 par value, 100,000,000 shares authorized; 98,580,428 and 6,282,275 shares issued and outstanding, respectively *	98,580	6,283
Additional paid-in capital	13,099,847	11,451,683
Subscriptions (receivable) payable	0	408
Minority interest in subsidiary	24,494	5,447
Accumulated deficit	(10,599,572)	(7,096,354)
Total stockholders' equity	2,625,874	4,368,110

Total Liabilities and Stockholders' Equity	$5,369,651	$7,049,266

* On July 14, 2011 the Company's Board of Directors affected a 1:500 reverse stock split, effective August 26, 2011 (record date).  The shares have been retroactively stated to reflect the reverse-split shares.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Consolidated Statements of Operations

	For the Year Ended June 30,
	2012	2011

Revenues	$377,390	$518,388
Direct costs	47,865	87,327
Gross Profit	329,525	431,061

Operating expenses:
Salaries and benefits	1,524,568	1,014,062
Consulting	10,610	411,770
Professional fees	171,153	127,120
General and administrative	407,445	454,101
Impairments and write-downs	0	892,057
Amortization and depreciation	1,662,684	1,348,024
Total operating expenses	3,776,460	4,247,134

Other income (expense):
Interest expenses	(52,566)	(62,785)
Equity losses of investee	(25,322)
Miscellaneous	-	-
Total other income (expense)	(77,888)	(62,785)

Loss from operations before income taxes	(3,524,823)	(3,878,858)

Provision for income taxes	-	-
	(3,524,823)	(3,878,858)

Minority Interest	17,644	(5,447)

Net loss	$(3,507,179)	$(3,884,305)

Earnings (loss) per share:
Basic and dilutive	$(0.15)	$(0.67)

Weighted average shares outstanding
Basic and dilutive	23,987,303	5,807,756

* On July 14, 2011 the Company's Board of Directors affected a 1:500 reverse stock split, effective August 26, 2011 (record date).  The shares have been retroactively stated to reflect the reverse-split shares.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2012		2011
Cash Flows from Operating Activities:
Net loss		$(3,507,179)	$(3,884,305)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization		1,662,684	1,348,024
Issuance of stock in settlement of services		1,741,935	500,900
Impairment of goodwill		0	762,750
Loss on sale of assets		25,322
Minority interest		(17,644)	5,447
Changes in assets and liabilities:
Accounts receivable		(43,183)	(20,959)
Inventory		(7,626)	55,276
Due from affiliate		(1,943)	580
Deferred contract costs		-	-
Prepaid and other		2,020	2,949
Accounts payable		18,029	238,636
Accrued expenses		151,179	665,141
Customer deposits and deferred revenue			(267,213)
Net Cash (Used) in Provided by Operating Activities		23,594	(592,774)

Cash Flows from Investing Activities:
Purchase of property and equipment		(1,713)	(1,107)
Acquisition of assets, net		1,941	(43,389)
Decrease (increase) in other assets		(4,500)	(2,500)
Net Cash (Used) in Investing Activities		(4,272)	(46,996)

Cash Flows from Financing Activities:
Proceeds from sale of assets		63,839
Proceeds from issuance of note payable			56,000
Related party advances		(106,587)	494,253
Net Cash (Used) Provided by Financing Activities		(42,748)	550,253

Net increase/decrease in Cash		(23,426)	(89,517)
Cash at beginning of period		25,498	115,015
Cash at end of period		$2,072	$25,498

Supplemental cash flow information:
Interest paid		$-	$-
Taxes paid		$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in exchange of debt	$		$$105,000
Issuance of common stock in exchange for accrued salaries	$		$$255,000
Investment in affiliate by transfer of software		$-	$-
Conversion of convertible debentures into common stock		$-	$-
Stock issued for assets acquired	$		$$2,127,900
Promissory note issued (receivable) for the acquisition of assets	$		$(50,000)

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Restated Consolidated Statement of Stockholders' Equity

								Accumulated
					Additional			Deficit	Stock-
	Preferred		Common		Paid in		Minority	Development	Holders'
	shares	$.001 par	shares *	$.001 par	Capital	Subscription	Interest	Stage	Equity

Balance at June 30, 2010	1,276,302	1,276	5,231,524	5,232	8,463,710	(1)	-	(3,212,049)	5,258,168

Issuance of shares in exchange for:
Shares issued for services			37,900	38	72,962				73,000
Shares for services			140,000	140	349,860				350,000
Shares for services				-	72,471	29			72,500
Conversion of salaries payable			143,850	144	254,856				255,000
Compensation settlement			1,800	2	5,398				5,400
Conversion of debt			147,500	148	74,852				75,000
Conversion of debt			30,000	30	14,970				15,000
Conversion of debt			30,000	30	14,970				15,000

Acquisition of Lockwood Technologies, Inc.			140,000	140	1,649,480	380			1,650,000
Acquisition, warrants issued upon acquisition				-	477,900				477,900

Conversion of preferred B to common	(632,182)	(632)	379,309	379	253				-
Conversion of Preferred B shates to common	(654)	(1)	392	-	1				-

Net loss							5,447	(3,884,305)	(3,878,858)

Balance at June 30, 2011	643,466	643	6,282,275	6,283	11,451,683	408	5,447	(7,096,354)	4,368,110

Issuance of shares in exchange for:
Shares issued for services			10,099,612	10,100	968,039				978,139
Shares for services									-
Preferred A shares converted to Common	(200,000)	(200)	75,000,000	75,000					74,800
Common shares converted to Preferred A									-
Preferred A1 shares converted to common	(52,425)	(52)	4,665,825	4,665	340,325				344,938
Preferred A1 shares issued for services									-
Preferred A2 shares converted to common	(18,542)	(18)	370,840	370					352
Preferred B, reverse split, 1:1000									-
Preferred B converted to Common	(247,665)	(248)							(248)
Preferred B, issued for services									-
Issuance of Preferred A shares	2,400,000	2,400							2,400

Notes payable converted into common stock			2,161,876	2,162	339,800				341,962
Cancellation of subscription receivable						(408)			(408)
Common shares issued for service									-

Net Income (loss)							19,047	(3,503,218)	(3,484,171)

Balance at June 30, 2012	2,524,834	$2,525	98,580,428	$98,580	$13,099,847	$-	$24,494	$(10,599,572)	$2,625,874

* On July 14, 2011 the Company's Board of Directors affected a 1:500 reverse stock split, effective August 26, 2011 (record date).  The shares have been retroactively stated to reflect the reverse-split shares.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2012 and 2011

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

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2012 and 2011.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, 2012 and 2011, as reported. Certain impairments have been recorded to reflect the net realizable value of the associated assets, based on fair value (inventory) or discounted cash flows (goodwill and intangibles).

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses.  Advertising expense was $8,506 and $92,553 for the years ended June 30, 2012 and 2011, respectively

Research and Development

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

	June 30, 2012	June 30, 2011
Earnings (Loss) per share:
Net Loss	$(3,507,179)	$(3,884,305)

Common shares	23,987,303	5,807,756
Common share equivalents	76,778,143	1,523,674
Dilutive common shares	100,765,446	7,331,430

Earnings (loss) per share, basic	$(0.15)	$(0.67)
Earnings (loss) per share, dilutive	$(0.04)	$(0.53)

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

3.           Going Concern

As of June 30, 2012, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit.  As of June 30, 2012, the Company had negative working capital in excess of $2.2 million, and approximately $2, 000 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.           Property and Equipment

Property and equipment consists of the following:

	June 30, 2012	June 30, 2011
Office and computer equipment	$122,348	$180,518
Furniture and fixtures	52,991	52,990
Computer software	5,468	5,468
	180,807	238,976
Accumulated depreciation	72,199	45,807
	$108,608	$193,169

For the years ended June 30, 2012 and 2011 the total depreciation expense charged to operations totaled $34,578 and $33,804, respectively.

5.           Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2012	June 30, 2011
Opticon fiber optic management software	$189,862	$189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	364,550
Lockwood licensing and technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	2,943,655	1,314,775
	$5,071,719	$6,700,599

For the years ended June 30, 2012 and 2011 the total amortization expense charged to operations totaled $1,313,241 and $1,628,880, respectively.

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2013	$1,647,863
2014	1,647,863
2015	1,647,863
2016	109,547

thereafter	-
$5,053,136

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

During the years ended June 30, 2012 and 2011, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  The capitalized software costs are amortized when the software is actually sold to customers.  Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software’s economic life.  At June 30, 2012 and 2011 amortization expense was $200 and $423, respectively.

TriMax intellectual property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks.  The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property.  The valuation considered future cash flows of the operating intangible assets acquired.  The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets.  The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing.  The acquisition carrying value assigned to the intellectual property was $6,329,342. At June 30, 2012 and 2011 amortization expense was $1,287,324 and $1,265,868, respectively.

TriMax software

Software development costs, in the amount of $180,020, were acquired in the Trimax acquisition.  The proprietary software was an identified asset of the acquisition and valued at cost.  The capitalized software is available for sale and is to be amortized over a 5 year period. At June 30, 2012 and 2011 amortization expense was $36,004 and $25,717, respectively.

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

6.           Accrued Expenses

Accrued expenses at June 30, 2012 and 2012 were as follows:

	June 30, 2012	June 30, 2011
Accrued salaries	$687,656	$528,795
Accrued consulting	137,118	137,118
Accrued professional	95,176	125,000
Accrued interest	115,382	80,338
Accrued expenses	4,954	17,857
	$1,040,286	$889,108

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

John Verghese

On October 19, 2010, as amended January 1, 2010, the Company entered into a three-year employment agreement with John Verghese as Director of Product Development, one of the Company’s directors. The Agreement provides for (a) a base salary of $6,500 per month, (b) a signing bonus of $10,000, (c) three weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. Additionally Mr. Verghese has the option to purchase 360,000 shares of common stock at $.025 per share, ratably vesting at the employment anniversary date.

Terry Gardner

On April 2nd, 2012, the Company entered into a three-year employment agreement with Terry Gardner as VP of Professional Services. The Agreement provides for (a) a base salary of $10,000 per month, (b) a signing bonus of $30,000, (c) three weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. Additionally Mr. Gardner has the option to purchase 300,000 shares of common stock at $.04 per share, ratably vesting at the employment anniversary date.

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

Other employment agreements exist with employees.  As of June 30, 2012 and 2011, the accrued compensation under the employment agreements was $450,225 and $189,989, respectively.

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares ($105,000 and $45,000 for the years ended June 30, 2011 and 2010, respectively). Mr. Talari continued making advances to the Company on the loan, of which $574,957 and $185,704 remains outstanding at June 30, 2012 and 2011, respectively.  In addition, the Company has accrued interest on this loan in the amount of $30,235 and $5,390 at June 30, 2012 and 2011, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individual and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $56,185 and $180,505 due to two individuals as of June 30, 2012 and 2011.

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

9.           Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 4 shares, at an adjusted average exercise price of $17300, as adjusted for the reverse split.  All of the Warrants expired on November 11, 2011.  All of the Warrants granted were non-qualified fixed price warrants.

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2010	600,000	600,000	$477,900	$3,300,000	3.0 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, June 30, 2011	600,000	600,000
Granted	-	-			-
Exercised	-	-			-
Forfeited	-	-			-
Options, June 30, 2011	-	-			-

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	5.0
Expected price volatility	400.0%
Forfeiture Rate	0.0%

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

The Board of Directors authorized 120 shares of the Company's common stock to be set aside (adjusted for reverse split), which may be issued under the Option Plan.  As of June 30, 2012 and 2011, no shares have yet been issued under the Option Plan.

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

11.         Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended June 30, 2012 and 2011:

	Year Ended June 30,
	2012	2011
Federal at federal statutory rate	(34.0)%	(34.0)%
State, net of federal deduction	(3.3)%	(3.3)%
Change in valuation allowance	37.3%	37.3%
Effective tax rate	0.0 ’ %	0.0 ’ %

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended June 30, 2012 and 200 9 or for the period October 22, 2004 (date of inception) through June 30, 2012.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30, 2012	Year Ended June 30, 2011

Income tax benefit at statutory rate	$(1,308,200)	$(1,461,700)
Increase (decrease) in income taxes due to:
Change in valuation allowance	1,308,200	1,461,700
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	For the Year Ended
	June 30, 2012	June 30, 2011
Deferred tax asset (liability), current:
Accounts receivable	24,300	8,300
Accrued salaries	256,500	199,000
Accrued consulting	51,600	51,600
Accrued professional	35,500	47,000
Accrued interest	43,000	30,200
Accrued expenses	1,800	6,700
Deferred revenue	-	100,600
Valuation allowance	(421,200)	(342,800)
	-	-

Deferred tax asset (liability), non-current
Net operating loss	1,235,100	1,142,900
Property and equipment	(31,000)	(24,000)
Valuation allowance	(1,204,100)	(1,118,900)
	-	-

The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2012 or 2011 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $5,081,000 from inception to June 30, 2012, which will expire, unless used to offset future federal taxable income beginning in 2024.

12.         Capital Equity

The Company has issued convertible preferred shares. Shares are convertible into the Company’s common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

	Shares	Conversion
	Outstanding	Rate to Common
Preferred Series A	2,400,000	375
Preferred Series A1	0	88.89
Preferred Series A2	88,889	20
Preferred Series A3	0	20
Preferred Series B	35,945	0.30
	2,524,834

The above conversion rates are reported retroactive to the reverse stock split.

For the year June 30, 2010 the company had issued stock for services to employees and consultants, in the amount of 15,672 shares valued at $246,225, the fair market value trading price at the date of issuance. Additionally, the Company issued 181,868 preferred shares as a stock bonus to certain officers during the year ended June 30, 2010, valued at $66,800. During the year June 30, 2011, the Company issued 179,700 shares, valued at $500,900. During the year June 30, 2012, the Company issued 2,400,000 and 200,000 shares of Preferred Series A valued at $600,000 and $300,000.

Salaries accrued to employees and executives were converted into 1,017,034 (valued at $300,787) of preferred shares and 3,000 (valued at $15,925) common shares during the year June 30, 2010 and 143,850 common shares (valued at $255,000) during the year ended June 30, 2011.

13.         Commitments and Contingencies

Lease/Rental Agreements

Our executive office is now located in an office complex under annual five year lease, beginning June 1, 2012 at a rent of $3,575 per month. We entered into this 5-year commercial lease agreement in St. Petersburg, Florida with Kalyvas Group II, LLC. Our lease provides us with approximately 4,100 square feet of: reception area, nine offices, a lab/production area, inventory room, server room, kitchenette and one conference rooms.  We believe the facilities are adequate for our operational needs.  We may require additional offices in the event we obtain funding and acquire additional customers.

Rent expense for the years ended June 30, 2012 and 2011 amounted to $42,900 and $63,987, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At June 30, 2012 and 2011 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations as of June 30, 2012 and 2011.

During the quarter ended June 30, 2011, Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. The Company has filed a motion to dismiss such action which is set for hearing. The note is unsecured, however, if holders prevail, they may be entitled to legal cost, in addition to payments per the term of the agreement. The Company believes that it has sufficient affirmative defenses to this complaint and does not believe that it will have a material effect on the Company. Currently the company is in the process of requesting dismissal of the suit.

During quarter ended June 30, 2012, The Company filed a Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA. We are requesting an award of compensatory damages, an award of treble damages pursuant to the provisions of RICO and other applicable federal and state statutes and an award of punitive damages in the full amount by the jury against each of the Defendants. As Plaintiff, we have suffered damages as a result thereof, an amount in excess of $4,350,000.00. We are asking for a total damages up to 4 times the amount of loss or close to $16M. As of the filing of this 10/K, we have had success in freezing their operational account and all funds associated with that account.

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

We have held discussions with one major NASDAQ traded company in a possible acquisition in parts by Infrax Systems. These negotiations have not advanced, at this point, beyond a letter of intent; however management believes this ongoing strategy will best serve existing shareholders if it comes to fruition.

The Company has been approached by a large electric contractor for a possible investment and or an alliance. The Company has also been approached by an Investment Fund in a possible investment in the Company. Currently we are in discussion with three separate parties on possible investment in the Company. As we are getting closer to the completion of our products and validation of our technologies, we will be approached by partners and investors. Management and the Board of Directors are aware of our position and potential of our technology and will consider any offer that increases shareholder value.

Lockwood Technology has been chosen under a prime bidder to bid on a large state contract for Enterprise Asset Management System (EAMS) for the Government of an East African country. The total bid is under $20M USD and consists of three lots. We have bid for all three lots and may or may not win all three or in parts. The project if won will be started in late 2012.

Lockwood Technology has also been chosen under the same prime bidder to bid on another large state contract for Enterprise Asset Management System (EAMS) for another Government of an East African country. The total bid is unknown at this time. The project if won will be started in 2013.

Mr., Talari, our acting CEO, has decided to convert of 200,000 shares of his Preferred Series A for 75,000,000 shares of Common stock. The decision was based on vulnerability of the Company due to its current market capitalization and the risk of hostile takeover. Mr. Talari’s position falls under rule 144 and insider trading rule. As an insider and a control person he has substantial restriction on sale of his position.

Mr. Peter Messineo has resigned as our CFO starting October 30, 2012. Mr. Messineo resigned due to a conflict of interest since Mr. Messineo will have a close relationship with our current auditors due to a business transaction. His departure is not due to any disagreement with the Company on any matter related to the Company’s operations. Our acting COO, Mr., Glaser will replace Mr. Messineo as our CFO with his departure.

Infrax Systems has been invited by its partner Itron, as a sponsor, to showcase its highly anticipated, world only, 2.4GHZ Secured Network Interface Card (SNIC) built based on its Secure Intelligent Energy Platform. Infrax will be showcasing the relevance of security in today's world of Smart Grid and how its ever growing product lines will build a solid barrier against insidious intrusions through its initial product; "SNIC". ITRON UTILITY WEEK 2012, hosted by one of the largest Meter manufacturers in the world, is a premier international event with thousands of participates from utilities from all over the world. The show is set to start on October 21st in San Antonio TX. This show is pivotal to our success and growth showcasing our technology. We believe based on our technology and first mover advantage in the type of the technology; we should gather impressive interest from the utilities visiting the Itron show. We will also showcase our GRiM product which includes; network management, server management, application management, intrusion detection and (big) data analysis.

15.         Restatement of Prior Year Financial Statements

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 13, 2010 the Board of Directors engaged Randall N. Drake, CPA, PA of Clearwater Florida as our independent registered accounting firm. There have been no disagreements with our independent registered audit firm.

Item 9A.  Controls and Procedures.

Not applicable.

Item 9A(T).  Controls and Procedures

As of June 30, 2012 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of June 30, 2012 such disclosure controls and procedures were not effective.

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2012.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2012 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Name	Age	Position (s)	Director since

Sam Talari	48	Acting CEO & Co-Chairman	2004
Malcolm F. Walsh	64	Co-Chairman	2009
Dave Glaser	51	Acting COO	2012
Peter Messineo	51	Chief Accounting Officer, Secretary and Director	2010

Sam Talari

Mr. Talari has been one of our directors since 2004.  Mr. Talari became our Chairman on June 1, 2008, and our Acting Chief Executive Officer on November 21, 2008 and starting March 2012.  Mr. Talari’s employment during the five year period prior to this annual report, and for certain years before that period, is as follows:

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

Paul J. Aiello

Mr. Aiello served as our President and Chief Executive Officer from October 19, 2009 to March 2012. Mr. Aiello also serves as a Director. Mr. Aiello has over 25 years of executive experience in the telecommunications and technology industry.

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

Dave Glaser

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

Code of Ethics.

On July 1, 2005, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended June 30, 2012, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sam Talari, Chief Executive Officer, 3637 4th Street North, St. Petersburg, FL 33781.  We have posted our Code of Ethics on our website http://www.infraxinc.com/about-us/investor-relations/, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

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

Alignment. We seek to align the interests of the named executives with those of our investors by evaluating executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareowner value. A key element of compensation that aligns the interests of our executives with shareowners is equity incentive compensation, and providing the executives the ability to convert a portion of their compensation into common shares, both of which increases the executive’s stake in the Company.

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

Name and principal position	Year	Salary	Bonus	Stock Award	All other compensation	Total

Sam Talari,	2012	$164,000	-0-	-0-	-0-	$164,000
Acting CEO & Co-Chairman	2011	$164,000	-0-	-0-	-0-	$164,000
	2010	$164,000	-0-	-0-	-0-	$164,000

Malcolm F. Walsh,	2012	$18,000	-0-	-0-	-0-	$18,000
Co-Chairman	2011	$18,000	-0-	-0-	-0-	$24,000

Peter Messineo,	2012	$24,000	-0-	-0-	-0-	$24,000
Chief Accounting Officer, Secretary and Director	2011	$-0-	-0-	-0-	-0-	$-0-

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

John Verghese

On October 19, 2010, as amended January 1, 2010, the Company entered into a three-year employment agreement with John Verghese as Director of Product Development, one of the Company’s directors. The Agreement provides for (a) a base salary of $6,500 per month, (b) a signing bonus of $10,000, (c) three weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. Additionally Mr. Verghese has the option to purchase 360,000 shares of common stock at $.025 per share, ratably vesting at the employment anniversary date.

Terry Gardner

On April 2nd, 2012, the Company entered into a three-year employment agreement with Terry Gardner as VP of Professional Services. The Agreement provides for (a) a base salary of $10,000 per month, (b) a signing bonus of $30,000, (c) three weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. Additionally Mr. Gardner has the option to purchase 300,000 shares of common stock at $.04 per share, ratably vesting at the employment anniversary date.

Malcolm F. Welch

On October 6, 2009, the Company entered into a one-year employment agreement with Malcolm F. Welch, one of the Company’s directors and Co-Chairman of the Board.  The agreement is automatically extended for successive one one-year periods, unless previously terminated. The Agreement, as amended effective January 1, 2010 provides for (a) a base salary of $2,000 per month; (b) eligibility to receive 375,000 shares of the Company’s common stock based on the employee’s achievement of goals and objectives approved by the Board; (c) an option to purchase 375,000 shares of the Company common stock at $0.025 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) a bonus based on the level of funding the Company achieves through June 30, 2011 ; (e) two weeks’ vacation during first year of employment; and (f) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

—	each of our directors and executive officers, at October 12, 2012;
—	our directors and executive officers as a group, at October 12, 2012; and
—	other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

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

Name	Number of Shares (a)	Percent of Ownership

Sam Talari (b)	77,721,455	77.93%
Paul J. Aiello	8,067,910	8.107%
Malcolm F. Welch	274,127	0.275%
Peter Messineo	7,000	.007%

All directors and officers as a group (4 persons)	86,070,489	86.32%
______________

(a) Shares stated reflect post reverse split.
(b) Mr. Talari owns shares beneficially, the legal ownership being held by Talari Industries which is owned entirely by Mr. Talari.
 After conversion of 200,000 shares of Preferred Series A for 75,000,000 shares of Common.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal years 2012 and 2011, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control; except the following:

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

Item 14.  Principal Accountant Fees and Services

The following table sets forth amounts we have been billed with respect to 2012 and 2011 for certain services provided by our independent accountants, Drake & Klein CPAsRandall N. Drake, CPA, PA. For the year ended June 30, 2012, information includes fees charged by our prior auditors, Randall N. Drake, CPA, PA, which performed the reviews of our financial statements through March 31, 2011 10Q:

Service	2012	2011
Audit	$15,000	$12,500
Review of unaudited financial statements	$6,000	$6,000
Audit-related fees	$0	$0
Tax compliance, tax advice and tax planning	$0	$0
All other services	$0	$0

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) FINANCIAL STATEMENTS
See index in Item 8

(a)(2) FINANCIAL STATEMENT SCHEDULES
None

(a)(3) OTHER EXHIBITS

31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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

Signature, Name and Position:	Date:

/s/ Sam Talari	October 12, 2012
Sam Talari, Principal Executive Officer

/s/ Peter Messineo	October 12, 2012
Principal Financial Officer and Principal Accounting Officer and Director