Form 10-K/A
period 2012-06-30
INFRAX SYSTEMS, INC.
filed 2012-10-22
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Transitional Small Business Disclosure Format (Check One): Yes ☒   No ☐

INFRAX SYSTEMS, INC
 Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2012

Explanatory Note

This amendment was filed to correct certain verbiage and make minor changes in the original document and to make certain changes to the statements of operations and changes in stockholders equity.  The net amount of equity at June 30, 2012 did not change.

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

The address of our executive offices is 3637 4th Street North, St.Petersburg, FL 33704 and our telephone number at that address is 727-498-8514. The address of our web site is  www.infraxinc.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

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

Item 4.  Mine Safety Disclosures

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

	2012	2011

Cash	$2,072	$25,498
Current assets	182,324	152,998
Total Assets	5,369,651	7,049,266

Total current liabilities	2,275,008	2,106,199
Total liabilities	2,743,777	2,681,156
Total stockholders' equity	2,625,874	4,368,110

Working Capital	(2,092,684)	(1,953,201)

Net Cash (Used) Provided by Operating Activities	23,594	(592,774)

For the Year Ended June 30,	2012	2011

Revenues	$377,390	$518,388
Direct costs	47,865	87,327
Gross Profit	329,525	431,061
Operating expenses:	3,735,809	4,247,134
Net loss	$(3,461,955)	$(3,884,305)

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

RESULTS OF OPERATIONS

Comparison year ended June 30, 2012 to June 30, 2011

For the year ended June 30, 2012 and 2011, we incurred net losses of $3,461,955and $3,884,305, respectively.   Losses consisted of $1,397,982and $500,900 of stock based compensation for the years ended June 30, 2012 and 2011, respectively.  Losses also include depreciation and amortization, non-cash expenses, in the amount of $1,662,684 and $1,348,024 for the years ended June 30, 2012 and 2011, respectively. The increase was primarily due to the amortization charges for intangible and tangible assets acquired from Trimax. Additionally, there were impairments and write downs of certain assets, due to valuation assessments by management, incurring charges of approximately $892,057 in year 2011. Total operating expenses decreased by $470,674. General and administrative decreased approximately $46,656, while professional fees increased approximately $44,033.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had approximately $2,000 in cash. We have exceeded the line of credit from Mr. Talari for which to pay normal operating expenses. Mr. Talari has continued funding our operations. Mr. Talari has expressed commitment to $1 million dollars of funding; the Company is currently in process of formalizing the agreement. We believe this support will allow our continuation while we attempt to secure other sources of financing to develop our business plan, and increase efforts of our marketing plan.   Cash  used in operations was $281,727, which was primarily provided from advances from our majority shareholder.

On September 1, 2005, we obtained a loan commitment from Mr. Talari, one of our director and controlling person in the aggregate amount of $350,000, which was amended to $500,000, under a revolving master promissory note, due on demand, with interest at the rate of five percent per annum. We have been receiving advances on this note on an as needed basis and through June 30, 2012, we have received a total of $235,773 for the year ended June 30, 2012 and $758,236, net, since the inception of the commitment.  During the course of this agreement Mr. Talari has made a number of conversions, reducing the note and accrued interest in exchange for our common stock.

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
2012 Annual Report

Drake & Klein CPAs
A PCAOB Registered Accounting Firm

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

/s/ Drake & Klein CPAs

Clearwater Florida
October 19, 2012

PO Box 2493 Dunedin, FL 34697-2493 727-512-2743	2451 McMullen Booth Rd. Suite 210 Clearwater, FL 33759-1362

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30, 2012	June 30, 2011
Assets
Current assets
Cash	$2,072	$25,498
Accounts receivable	65,233	22,050
Inventory	63,076	55,450
Loan receivable from affiliate	1,943	-
Note receivable	50,000	50,000
Prepaid expenses	-
Total current assets	182,324	152,998

Property & equipment, net of accumulated depreciation of $72,199and $$45,807, respectively	108,608	193,169

Intangible property, net of accumulated amortization of $2,943,655and $1,314,775, respectively	5,071,719	6,700,599
Deposits	7,000	2,500
Total Assets	$5,369,651	$7,049,266

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$452,818	$434,789
Accrued expenses	1,040,287	889,108
Customer deposits and deferred revenue	-	-
Notes payable	774,500	774,500
Loans and notes payable, related parties	7,403	7,802
Total current liabilities	2,275,008	2,106,199

Notes payable to Shareholder	468,769	574,957
Total liabilities	2,743,777	2,681,156

Stockholders' Equity
Preferred Stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated; 2,523,624 and 385,702 issued and outstanding	2525	386
Series B Convertible: 100,000,000 shares designated; 1,210 and 257,764 issued and outstanding	1	257
Common Stock, $.001 par value, 100,000,000 shares authorized; 98,580,428 and 6,282,275 shares issued and outstanding, respectively *	98,580	6,283
Additional paid-in capital	13,099,847	11,451,683
Subscriptions (receivable) payable	0	408
Minority interest in subsidiary	(16,769)	5,447
Accumulated deficit	(10,558,309)	(7,096,354)
Total stockholders' equity	2,625,874	4,368,110

Total Liabilities and Stockholders' Equity	$5,369,651	$7,049,266

* Effective August, 2011 the Company's Board of Directors affected a 1:500 reverse stock split on common shares.  In September 2011 the Preferred B shares were subject to a reverse split of 1 for 1,000. All shares have been retroactively stated to reflect the reverse-split shares.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Consolidated Statements of Operations

	For the Year Ended June 30,
	2012	2011

Revenues	$377,390	$518,388
Direct costs	47,865	87,327
Gross Profit	329,525	431,061

Operating expenses:
Salaries and benefits	1,524,568	1,014,062
Consulting	10,610	411,770
Professional fees	171,153	127,120
General and administrative	366,793	454,101
Impairments and write-downs	0	892,057
Amortization and depreciation	1,662,684	1,348,024
Total operating expenses	3,735,809	4,247,134

Other income (expense):
Interest expenses	(52,566)	(62,785)
Equity losses of investee	(25,322)
Miscellaneous	-	-
Total other income (expense)	(77,888)	(62,785)

Loss from operations before income taxes	(3,484,171)	(3,878,858)

Provision for income taxes	-	-
	(3,484,171)	(3,878,858)

Minority Interest	22,216	(5,447)

Net loss	$(3,461,955)	$(3,884,305)

Earnings (loss) per share:
Basic and dilutive	$(0.14)	$(0.67)

Weighted average shares outstanding
Basic and dilutive	24,885,619	5,807,756

* Effective August, 2011 the Company's Board of Directors affected a 1:500 reverse stock split on common shares.  In September 2011 the Preferred B shares were subject to a reverse split of 1 for 1,000. All shares have been retroactively stated to reflect the reverse-split shares.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2012		2011
Cash Flows from Operating Activities:
Net loss		$(3,461,955)	$(3,884,305)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization		1,662,684	1,348,024
Issuance of stock in settlement of services		1,397,982	500,900
Impairment of goodwill		0	762,750
Loss on sale of assets		25,322
Minority interest		(22,216)	5,447
Changes in assets and liabilities:
Accounts receivable		(43,183)	(20,959)
Inventory		(7,626)	55,276
Due from affiliate		(1,943)	580
Deferred contract costs		-	-
Prepaid and other		-	2,949
Accounts payable		18,029	238,636
Accrued expenses		151,179	665,141
Customer deposits and deferred revenue			(267,213)
Net Cash (Used) in Provided by Operating Activities		(281,727)	(592,774)

Cash Flows from Investing Activities:
Purchase of property and equipment		(1,713)	(1,107)
Proceeds from sale of assets		28,741	(43,389)
Decrease (increase) in other assets		(4,500)	(2,500)
Net Cash (Used) in Investing Activities		22,528	(46,996)

Cash Flows from Financing Activities:
Acquisition of assets, net		-
Proceeds from issuance of note payable			56,000
Related party advances		235,773	494,253
Net Cash (Used) Provided by Financing Activities		235,773	550,253

Net increase/decrease in Cash		(23,426)	(89,517)
Cash at beginning of period		25,498	115,015
Cash at end of period		$2,072	$25,498

Supplemental cash flow information:
Interest paid		$-	$-
Taxes paid		$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in exchange of debt		$341,961	$$105,000
Issuance of common stock in exchange for accrued salaries	$		$$255,000
Investment in affiliate by transfer of software		$-	$-
Conversion of convertible debentures into common stock		$-	$-
Stock issued for assets acquired	$		$$2,127,900
Promissory note issued (receivable) for the acquisition of assets	$		$(50,000)

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
(Previously A Development Stage Enterprise)
Restated Consolidated Statement of Stockholders' Equity

								Accumulated
					Additional			Deficit	Stock-
	Preferred		Common		Paid in		Minority	Development	Holders'
	shares	$.001 par	shares *	$.001 par	Capital	Subscription	Interest	Stage	Equity

Balance at June 30, 2010	1,276,302	1,276	5,231,524	5,232	8,463,710	(1)	-	(3,212,049)	5,258,168

Issuance of shares in exchange for:
Shares issued for services			37,900	38	72,962				73,000
Shares for services			140,000	140	349,860				350,000
Shares for services				-	72,471	29			72,500
Conversion of salaries payable			143,850	144	254,856				255,000
Compensation settlement			1,800	2	5,398				5,400
Conversion of debt			147,500	148	74,852				75,000
Conversion of debt			30,000	30	14,970				15,000
Conversion of debt			30,000	30	14,970				15,000

Acquisition of Lockwood Technologies, Inc.			140,000	140	1,649,480	380			1,650,000
Acquisition, warrants issued upon acquisition				-	477,900				477,900

Conversion of preferred B to common	(632,182)	(632)	379,309	379	253				-
Conversion of Preferred B shates to common	(654)	(1)	392	-	1				-

Net loss							5,447	(3,884,305)	(3,878,858)

Balance at June 30, 2011	643,466	643	6,282,275	6,283	11,451,683	408	5,447	(7,096,354)	4,368,110

Issuance of shares in exchange for:
Shares issued for services			10,099,612	10,100	1,387,982				1,397,982
Shares for services									-
Preferred A shares converted to Common	(200,000)	(200)	75,000,000	75,000	(74,800)				-
Common shares converted to Preferred A									-
Preferred A1 shares converted to common	(52,425)	(52)	4,665,825	4,665	(4,614)				-
Preferred A1 shares issued for services									-
Preferred A2 shares converted to common	(18,542)	(18)	370,840	370	(352)				-
Preferred B, reverse split, 1:1000									-
Preferred B converted to Common	(247,665)	(248)			248				-
Preferred B, issued for services									-
Issuance of Preferred A shares	2,400,000	2,400							2,400

Notes payable converted into common stock			2,161,876	2,162	339,800				341,962
Cancellation of subscription receivable						(408)			(408)
Common shares issued for service									-

Net Income (loss)							(22,216)	(3,461,955)	(3,484,171)

Balance at June 30, 2012	2,524,834	$2,525	98,580,428	$98,580	$13,099,847	$-	$(16,769)	$(10,558,309)	$2,625,874

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 . The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2012 and 2010, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

	June 30, 2012	June 30, 2011
Earnings (Loss) per share:
Net Loss	$(3,461,955)	$(3,884,305)

Common shares	24,885,619	5,807,756
Common share equivalents	76,778,143	1,523,674
Dilutive common shares	101,663,762	7,331,430

Earnings (loss) per share, basic	$(0.14)	$(0.67)
Earnings (loss) per share, dilutive	$(0.04)	$(0.53)

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

4.           Property and Equipment

Property and equipment consists of the following:

	June 30, 2012	June 30, 2011
Office and computer equipment	$122,348	$180,518
Furniture and fixtures	52,991	52,990
Computer software	5,468	5,468
	180,807	238,976
Accumulated depreciation	72,199	45,807
	$108,608	$193,169

For the years ended June 30, 2012 and 2011 the total depreciation expense charged to operations totaled $34,578 and $33,804, respectively.

5.           Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2012	June 30, 2011
Opticon fiber optic management software	$189,862	$189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	364,550
Lockwood licensing and technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	2,943,655	1,314,775
	$5,071,719	$6,700,599

For the years ended June 30, 2012 and 2011 the total amortization expense charged to operations totaled $1,313,241 and $1,628,880, respectively.

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2013	$1,647,863
2014	1,647,863
2015	1,647,863
2016	128,130

thereafter	-
$5,071,719

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

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2010	600,000	600,000	$477,900	$3,300,000	3.0 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, June 30, 2011	600,000	600,000	$-	$5.50	1.37
Granted	-	-			-
Exercised	-	-			-
Forfeited	(600,000)	(600,000)		0	0
Options, June 30, 2012	-	-			-

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	5.0
Expected price volatility	400.0%
Forfeiture Rate	0.0%

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

On November 24, 2009, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering the 10,000 shares (S-8 shares) (adjusted for reverse split) under the Stock Plan.  As of June 30, 2012 , all shares have been issued.

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

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended June 30, 2012 and 2011.

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

12.         Capital Equity

The Company has issued convertible preferred shares. Shares are convertible into the Company’s common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

	Shares	Conversion
	Outstanding	Rate to Common
Preferred Series A	2,400,000	375
Preferred Series A1	8,889	88.89
Preferred Series A2	88,889	20
Preferred Series A3	25,846	20
Preferred Series B	1,210	0.30
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

Subsequent to June 30, 2012, the Company issued 1,153,754 shares of common stock for services.

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

Item 9A.  Controls and Procedures.

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

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

Item 14.  Principal Accountant Fees and Services

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

The following table sets forth amounts we have been billed with respect to 2012 and 2011 for certain services provided by our independent accountants, Drake & Klein CPAs. For the year ended June 30, 2012, information includes fees charged by our prior auditors, Drake & Klein CPA, which performed the reviews of our financial statements through March 31, 2011 10Q:

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

Signature, Name and Position:	Date:

/s/ Sam Talari	October 22, 2012
Sam Talari, Principal Executive Officer

/s/ Peter Messineo	October 22, 2012
Principal Financial Officer and Principal Accounting Officer and Director