Form 10-Q
period 2012-09-30
INFRAX SYSTEMS, INC.
filed 2012-11-14
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2012 (First Quarter)

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

(727) 498-8514

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

Yes [  ]  No  [X]

As of September 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $281,237 based on the closing sale price as reported on the NASDAQ OTCBB. As of November 14, 2012, there were 99,734,182 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [X]  No [  ]

Infrax Systems, Inc.
Consolidated Balance Sheets (unaudited)

	September 30,	June 30,
	2012	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$(26,337)	$2,072
Accounts receivable	41,455	65,233
Inventory	70,316	63,076
Note receivable	35,948	50,000
Prepaid expenses	249,527	—
Total current assets	370,909	182,324

Property & equipment, net of accumulated
depreciation of $78,082 and $72,199, respectively	59,336	108,608

Intangible property, net of accumulated
amortization of $3,350,875 and $2,943,655, respectively	4,674,241	5,071,719
Deposits	157	7,000
Total Assets	$5,104,643	$5,369,651

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$114,847	$452,818
Accrued expenses	1,088,764	1,040,287
Notes payable	938,591	774,500
Loans and notes payable, related parties	6,714	7,403
Total current liabilities	2,148,911	2,275,008

Notes payable to shareholder	733,575	468,769
Total liabilities	2,882,485	2,743,777

Stockholders’ Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,523,624 and 2,523,624 issued and outstanding	2,525	2525
Series B Convertible: 10,000,000 shares designated;
1,210 and 1,210 issued and outstanding	1	1
Common stock, $.001 par value, 150,000,000 shares
authorized; 99,734,182 and 98,580,428 shares
issued and outstanding, respectively	99,734	98,580
Additional paid-in capital	13,099,847	13,099,847
Subscriptions (receivable) payable		0
Minority interest in subsidiary	(16,769)	(16,769)
Accumulated deficit	(10,963,180)	(10,558,309)
Total stockholders’ equity	2,222,158	2,625,874

Total Liabilities and Stockholders’ Equity	$5,104,643	$5,369,651

.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2012	2011

Revenues	$54,068	$204,975
Direct costs	5,611	5,658

Gross Profit	48,457	199,317

Operating expenses:
Salaries and benefits	168,133	214,852
Stock-based compensation		658,075
Consulting	500	10,763
Professional fees	21,943	15,035
General and administrative	36,579	118,973
Amortization and depreciation	415,671	415,671
Total operating expenses	642,826	1,433,369

Other income (expense):
Interest expenses		(31,080)
Sale of assets, net		(32,470)
Total other (expense)		(63,550)

Loss from operations before income taxes	(594,369)	(1,297,602)

Provision for income taxes	—	—

	$(594,369)	$(1,297,602)
Minority Interest		(21,208)
Net loss	$(594,369)	$(1,318,810)

Earnings (loss) per share:
Basic	$(0.01)	$(0.22)
Weighted average shares outstanding
Basic	48,555,121	5,961,872

Infrax Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(594,369)	$(1,318,810)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	415,671	415,671
Loss on sale of assets	0	32,470
Issuance of stock in settlement of services	0	658,075
Minority interest	0	21,208
Changes in assets and liabilities:
Accounts receivable	23,778)	(93,462)
Inventory	(7,240)	13,323
Due from affiliate	(30,005)	—
Prepaid and other	(203,527)	(225)
Accounts payable	(337,977)	42,565
Accrued expenses	48,477	261,517
Customer deposits and deferred revenue	31,368	—
Net Cash (Used) Provided by Operating Activities	(653,824)	32,332
Cash Flows from Investing Activities:
Purchase of property and equipment	64,723	—
Net Cash (Used) by Investing Activities	64,723	—
Cash Flows from Financing Activities:
Proceeds from issuance of stock
Proceeds from issuance of note payable	139,437	—
Repayments of notes payable		(20,000)
Prior period	156,455	20,000
Related party advances	264,800	(53,466)
Net Cash (Used) Provided by Financing Activities	560,692	(53,466)

Net increase/decrease in Cash	(28,409)	(21,134)

Cash at beginning of period	2,072	25,498

Cash at end of period	$(26,337)	$4,364

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2012 and the Year Ended June 30, 2012

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2012, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2012, and the results of operations and changes in cash flows for all periods presented, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2012 on Form 10-K filed with the SEC on October 19, 2012.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of September 30 and June 30, 2012, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from Nine to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company’s most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2012.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management’s most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at September 30, 2012 and June 30, 2012.

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

Stock Based Compensation

The Company issues restricted stock to consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the periods presented were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses.  Advertising expense was $6,865 and $3,230 for the three month periods ending September 30, 2012 and 2011, respectively.

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

	September 30,
	2012	2011
Earnings (Loss) per share:
Net Loss	$(594,369)	$(1,318,810)

Common shares	48,555,121	5,961,872

Earnings (loss) per share, basic	$(0.01)	$(0.22)

*Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended September 30, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future consolidated financial statements.

3.   Going Concern

As of September 30, 2012, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of September 30, 2012, the Company had negative working capital of approximately $2.0 million and approximately $0 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even. Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

5.   Property and Equipment

Property and equipment consists of the following:

	September 30,	June 30,
	2012	2012
	(unaudited)	(audited)
Office and computer equipment	$78,959	$122,348
Furniture and fixtures	52,991	52,991
Computer software	5,468	5,468
	137,418	180,807
Accumulated depreciation	78,082	72,199
	$59,336	$108,608

For the Three months ended September 30, 2012 and 2011, the total depreciation expense charged to operations totaled $8,451, and $8,451 respectively.

6.  Intangible Assets

Intangible assets consists of the following:

	September 30, 2012	June 30, 2012
	(unaudited)	(audited)
Opticon fiber optic management software	$189,862	$189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	394,550
Lockwood licensing technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	3,350,875	2,943,655
	$4,674,241	$5,071,719

For the Three months ended September 30, 2012 and 2011, the total amortization expense charged to operations totaled $407,220 and $407,220, respectively.

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

Lockwood Technology Corporation

On May, 2011 the Company completed the acquisition of controlling interest in Lockwood Technology Corporation, leading RFID software and hardware solutions provider, from Daedalus Capital, LLC. Infrax Systems acquired 70% interest in exchange for stock and certain considerations, including a $50,000 note receivable (due in 180 days) from the sellers to Infrax and $112,000 in cash received by Infrax at closing. Additionally, warrants were issued for the purpose of possible future investment capital, to be received by Infrax. Shares were issued at the fair market value at the date of the transaction ($1,650,000). The agreement included warrants for the purchase of 660,000 (post reverse split) common shares at an exercise price of $5.00 (split adjusted, for a term of 3 years. The warrants are callable by Infrax at certain fair market values of the common stock. Warrants were valued at $477,900 using an option price model (assumptions used in calculation: volatility 400%; risk free rate 1.02%; dividend rate 0%). The total purchase price, net of cash, notes receivable, and net assets acquired was $1,956,158 and was allocated to intangible assets.

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

Future amortization of intangible property remaining is expected as follows:

For the year ended June 30, 2012:
2013	$1,647,863
2014	1,647,863
2015	1,647,863
2016	128,130

thereafter	—
$5,071,719

7.    Debt Agreements

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. (“Trimax”) for the purchase of their business assets and technology for preferred shares of the Company, the assumption of liabilities and a note payable, in the amount of $712,500. The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment. The Company shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof (“Maturity Date”) (December 29, 2010). Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date. As of the balance sheet date the Company is in default, as it has not made payments on this loan and is currently in negotiations to extend terms. There is no default interest rate. The Company has accrued $53,437 on this loan

The Company has a Master Note Agreement, as an unsecured line of credit, from Mr. Sam Talari. The Master Note is for operational capital, in the amount of $350,000 and bears interest at 5% per annum. Mr. Talari has pledged additional funding for operating capital, up to $1 million dollars, under the same terms as the original Master Note.

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

Accounts Payable

The Company relies on advances from the majority shareholder and other key members. Advances are normally in the form of a loan. Payments are made on behalf of the Company by these individual and are treated as trade payables. These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note. The Company currently has an aggregate of $99,337 due to nine individuals as of September 30, 2012.

Stock Transactions

N/A

9.    Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 660,004 shares, at an adjusted average exercise price of $ .75.  All of the Warrants expire on November 11, 2011.  All of the Warrants granted were non-qualified fixed price warrants.

The following table summarizes the activity related to the stock purchase warrants and options and weighted average assumptions for the period ended September 30, 2012:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2011	600,000	600,000	$	$5.50	1.37 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options, June 30, 2012
Granted
Exercised	—	—
Forfeited	(600,000)	(600,000)		0	0
Options, September 30, 2012	660,004	660,004

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	5.0
Expected price volatility	400.0%
Forfeiture Rate	0.0%

10. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended September 30, 2012 and 2011. The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2012 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $5,675,000 from inception to September 30, 2012, which will expire, unless used to offset future federal taxable income beginning in 2024.

11. Capital Equity

The Company has issued convertible preferred shares. Shares are convertible into the Company’s common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

	Shares Outstanding	Conversion Rate to Common
Preferred Series A	2,400,000	375
Preferred Series A1	8,889	88.89
Preferred Series A2	88,889	20
Preferred Series A3	25,846	20
Preferred Series B	1,210	0.30
	2,524,834

Effective August, 2011 the Company’s Board of Directors affected a 1:500 reverse stock split on common shares. In September 2011 the Preferred B shares were subject to a reverse split of 1 for 1,000. Due to the event of the reverse stock split, the preferred shares conversion rate to common were adjusted All shares presented have been retroactively stated to reflect the reverse-split shares.

12.  Commitments and Contingencies

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

Foreign Currency Translation

The balance sheets of the Company’s foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity and comprehensive income. At September 30, 2012 and 2011 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

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

13.  Subsequent Events

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

Infrax Systems was invited by its partner Itron, as a sponsor, to showcase its highly anticipated, world only, 2.4GHZ Secured Network Interface Card (SNIC) built based on its Secure Intelligent Energy Platform. Infrax showcased the relevance of security in today's world of Smart Grid and how its ever growing product lines will build a solid barrier against insidious intrusions through its initial product; "SNIC". ITRON UTILITY WEEK 2012, hosted by one of the largest Meter manufacturers in the world, is a premier international event with thousands of participates from utilities from all over the world. The show was on October 21st in San Antonio TX. This show was pivotal to our success and growth showcasing our technology. We also showcased our GRiM product which includes; network management, server management, application management, intrusion detection and (big) data analysis (whitepaper only). We gathered impressive interest from the utilities visiting the Itron show and we believe we have become a viable alternative to larger and more well-known competitors based on our impressive and cost effective technology. We were approached by few utilities interested in starting a dialogue for a possible pilot projects for their combined 35M+ customers. We have also been approached by another major meter manufacturer for a possible agreement to develop SNIC for their meters globally. We believe as we continue completion of our products, we will be approached by utility vendors globally for joint development and sales of our products.

We have started preparing the S1 for the spin-off of the Lockwood Technology. We have consulted with our auditors, our accountants and our SEC counsel for process support. We expect to file the S1 before the end of the year. We believe with Lockwood’s current pipeline, the Company should flourish as a separate public company.

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

While the current use of RF technology is inherently less reliable, Infrax is focused on using highly encrypted data over secure tunnels using a variety of communications medium including WiFi, Cellular or other public communication media. Infrax’s secure smart grid platform incorporates a communications transport known as GridMesh™, and a device and data security management tool known as GRiM. Secure management of the “last mile” backhaul is necessary for utilities to implement Smart Grid applications such as AMI, and substation and distribution automation.

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

(d)     Lockwood Technology

The past few months have been eventful for Lockwood Technology. The new development team has made substantial progress in their efforts to map out the new features and improvements to our core software platform “Asset Tracker”. The new features, operational improvements, and added functionality has been released as an incremental upgrade as version v11.6.

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

Name Changes

None.

Changes in Management

None

Sales Activity

The Company’s backlog of proposal activity substantially increased in the quarter. Interest in our core products and development projects continues to increase. We are in discussions with several large, nationwide distribution channels to add our products to their portfolios and are in contract discussions with a national sales channel to sell preconfigured versions of select Lockwood and Infrax products.

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
22

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

Recent Accounting Pronouncement

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended June 30, 2012.

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

Infrax Systems was invited by its partner Itron, as a sponsor, to showcase its highly anticipated, world only, 2.4GHZ Secured Network Interface Card (SNIC) built based on its Secure Intelligent Energy Platform. Infrax showcased the relevance of security in today's world of Smart Grid and how its ever growing product lines will build a solid barrier against insidious intrusions through its initial product; "SNIC". ITRON UTILITY WEEK 2012, hosted by one of the largest Meter manufacturers in the world, is a premier international event with thousands of participates from utilities from all over the world. The show was on October 21st in San Antonio TX. This show was pivotal to our success and growth showcasing our technology. We also showcased our GRiM product which includes; network management, server management, application management, intrusion detection and (big) data analysis (whitepaper only). We gathered impressive interest from the utilities visiting the Itron show and we believe we have become a viable alternative to larger and more well-known competitors based on our impressive and cost effective technology. We were approached by few utilities interested in starting a dialogue for a possible pilot projects for their combined 35M+ customers. We have also been approached by another major meter manufacturer for a possible agreement to develop SNIC for their meters globally. We believe as we continue completion of our products, we will be approached by utility vendors globally for joint development and sales of our products.

We have started preparing the S1 for the spin-off of the Lockwood Technology. We have consulted with our auditors, our accountants and our SEC counsel for process support. We expect to file the S1 before the end of the year. We believe with Lockwood’s current pipeline, the Company should flourish as a separate public company.

RESULTS OF OPERATIONS

For the Three months ended September 30, 2012 and 2011:

During the Three month period ended September 30, 2012, we had sales from the delivery of equipment and services in the amount of $54,068 compared to $204,975 for the comparable nine month period ended September 30, 2011. The Company has increased its marketing efforts with the new service and product offerings of Trimax and for the newly acquired Lockwood.

Our expenses decreased by approximately $750,000 from $1,433,369 to $642,826 for the Three month period ended September 30, 2012 and 2011, respectively. Expenses decreased due to the reduction in costs incurred with our acquisition of Lockwood, particularly salaries and consulting expenses. We also incurred $415,671 of depreciation and amortization costs, compared to $415,671, primarily the result of our acquisitions.

For the three months ended September 30, 2012, we incurred a net loss of $594,369 compared to a loss of $1,318,810 for the three months ended September 30, 2011, reflecting primarily the additional employees and infrastructure as we advance our operations from an R&D company to a service provider.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had approximately $0 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $450,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At September 30, 2012, we owe Mr. Talari $515,000 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of September 30, 2012, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect this control.

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

We have filed a Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA. We are requesting an award of compensatory damages, an award of treble damages pursuant to the provisions of RICO and other applicable federal and state statutes and an award of punitive damages in the full amount by the jury against each of the Defendants. As Plaintiff, we have suffered damages as a result thereof, an amount in excess of $4,350,000.00. We are asking for a total damages up to 4 times the amount of loss or close to $16M. As of the filing of this 10/K, We have had success in freezing their operational account and all funds associated with that account. The hearing is set to start first quarter next year.

We did not terminate any legal proceedings during the fourth quarter of our 2012 fiscal year.

Item 1A	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012 filed on October 19, 2012 with the Securities and Exchange Commission.

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

Infrax Systems, Inc.
(Registrant)

Date: 10/14/2012	By: /s/ Sam Talari
Sam Talari
Principal Executive Officer

Date: 10/14/2012	By: /s/ Peter Messineo
Dave Glazer
Principal Financial & Accounting Officer

