Form 10-Q
period 2012-12-31
INFRAX SYSTEMS, INC.
filed 2013-02-19
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    December 31, 2012 (Second Quarter)

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

Yes [ ]  No  [X]

As of December 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $281,237 based on the closing sale price as reported on the NASDAQ OTCBB. As of February 14, 2013, there were 102,234,182 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [X]  No []

Infrax Systems, Inc.
Consolidated Balance Sheets
	December 31,	June 30,
	2012	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$300	$2,072
Accounts receivable	156,795	65,233
Inventory	63,076	63,076
Note receivable	50,000	50,000
Total current assets	270,171	182,324
Property & equipment, net of accumulated - net	91,535	108,608
Intangible property, net of accumulated - net	4,257,280	5,071,719
Deposits	4,500	7,000
Total Assets	$4,623,486	$5,369,651
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$125,690	$452,818
Accrued expenses	1,340,934	1,040,287
Deferred revenue	176,303	—
Notes payable	774,500	774,500
Loans and notes payable, related parties	4,631	7,403
Total current liabilities	2,422,058	2,275,008
Notes payable to shareholder	777,779	468,769
Total liabilities	3,199,837	2,743,777
Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series B Convertible: 10,000,000 shares designated;
1,210 and 1,210 issued and outstanding	1	1
Common stock, $.001 par value, 150,000,000 shares
authorized; 99,734,182 and 98,580,428 shares
issued and outstanding, respectively	98,580	98,580
Additional paid-in capital	13,099,847	13,099,847
Minority interest in subsidiary	(101,379)	(16,769)
Accumulated deficit	(11,675,925)	(10,558,309)
Total stockholders' equity	1,423,649	2,625,874
Total Liabilities and Stockholders' Equity	$4,623,486	$5,369,651
		.
The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues	$17,201	$110,749	$48,184	$315,724
Direct costs		1,585		7,243
Gross Profit	17,201	109,164	48,184	308,481
Operating expenses:
Salaries and benefits	158,806	295,840	334,872	1,168,767
Consulting	—	—	—	2,590
Professional fees	12,250	38,949	15,375	62,357
General and administrative	25,593	80,959	46,737	199,931
Amortization and depreciation	415,756	415,671	831,512	831,342
Total operating expenses	612,405	831,419	1,228,495	2,264,987
Other income (expense):
Interest expenses	(10,958)	(3,964)	(21,915)	(35,044)
Sale of assets, net	—	(372)	—	(32,842)
Total other (expense)	(10,958)	(4,336)	(21,915)	(67,886)
Loss from operations before income taxes	(606,161)	(726,591)	(1,202,226)	(2,024,193)
Provision for income taxes	—	—	—	—
	$(606,161)	$(726,591)	$(1,202,226)	$(2,024,193)
Minority Interest	44,625	43,424	84,610	—
Net loss	$(561,536)	$(683,167)	$(1,117,616)	$(2,024,193)
Earnings (loss) per share:
Basic	$(0.006)	$(0.04)	$(0.01)	$(0.12)
Weighted average shares outstanding
Basic	98,580,428	16,811,174	98,580,428	16,864,447

Infrax Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(1,117,616)	$(2,024,193)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	831,511	831,342
Amortization of deferred revenue	33,221
Loss on sale of assets		32,842
Issuance of stock in settlement of services		1,201,577
Minority interest	(84,610)	21,208
Changes in assets and liabilities:
Accounts receivable	54,438	(100,123)
Inventory		(7,626)
Due from affiliate		(6,165)
Related party loans	(829)
Prepaid and other	2,500	(150,929)
Accounts payable	(26,479)	(60,677)
Accrued expenses		243,925
Customer deposits and deferred revenue	(2,918)	—
Net Cash (Used) Provided by Operating Activities	(310,782)	3,397

Cash Flows from Financing Activities:
Proceeds from issuance of stock
Proceeds from issuance of note payable		35,915
Repayments of notes payable		(20,000)
Proceeds from sale of assets		19,628
Related party advances	309,010	(49,337)
Net Cash (Used) Provided by Financing Activities	309,010	(13,794)

Net increase/decrease in Cash	(1,772)	(10,397)

Cash at beginning of period	2,072	25,498

Cash at end of period	$300	$15,101

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Notes to Condensed Consolidated Financial Statements

As of December 31, 2012

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

FutureWorld Energy, Inc. (“FutureWorld”), Infrax’s parent company, announced its intention to spin off Infrax (formerly OptiCon Systems, Inc.) through the payment of a stock dividend.  In connection with the proposed spinoff, Infrax’s board of directors approved a stock dividend of 99,118 shares to FutureWorld, its sole shareholder.  On August 31, 2007, FutureWorld paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Infrax’s stock for every two shares they own of FutureWorld.  As of August 31, 2007, Infrax ceased being a subsidiary of FutureWorld.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of December 31, 2012, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position at December 31, 2012, and the results of operations and changes in cash flows for all periods presented, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2012 on Form 10-K filed with the SEC on October 19, 2012.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31 and June 30, 2012, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Accounts Receivable and Credit

Accounts receivable consist of amounts due for the delivery of sales to customers.   Prepayments on account are recorded as customer deferred revenue. Additionally, the Company invoices projects when signed agreement or statements of work are received. Amounts are recorded at the anticipated collectible amount and recorded as deferred revenue until such time that the work is performed. Contract revenue is recognized as the contract is completed, based on defined milestones (see policy on revenue recognition). An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventories

Inventories are stated at the lower of cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of component parts and accessories available for sale. Parts are generally purchased for projects, as minimal inventory is held to supply customers.

 Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from five to nine years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at December 31, 2012.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at December 31, 2012 and June 30, 2012.

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $0, $6,865, $3,230 and $11,657 for the three and six month periods ending December 31, 2012 and 2011, respectively

Research and Development

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

	December 31,
	2012	2011
Earnings (Loss) per share:
Net Loss	$ (1,117,616)	$ (2,001,977)

Common shares	98,580,428	16,864,447

Earnings (loss) per share, basic	$ (0.01)	$ (0.12)

*Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended December 31, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

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

3.   Going Concern

As of December 31, 2012, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of December 31, 2012, the Company had negative working capital of approximately $2.0 million and approximately $0 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even. Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

5.   Property and Equipment

Property and equipment consists of the following:
	December 31,	June 30,
	2012	2012
	(unaudited)	(audited)
Office and computer equipment	$ 120,636	$ 122,348
Furniture and fixtures & improvements	54,703	52,991
Computer software	5,468	5,468
	180,807	180,807
Accumulated depreciation	(89,272)	72,199
	$ 91,535	$ 108,608

For the six months ended December 31, 2012 and 2011, the total depreciation expense charged to operations totaled $8,451, and $8,451 respectively.

6.  Intangible Assets

Intangible assets consists of the following:
	December 31, 2012	June 30, 2012
	(unaudited)	(audited)
Opticon fiber optic management software	$ 189,862	$ 189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	394,550
Lockwood licensing technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	3,758,094	2,943,655
	$ 4,257,281	$ 5,071,719

For the six months ended December 31, 2012 and 2011, the total amortization expense charged to operations totaled $831,512 and $814,440, respectively.

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

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually. Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $777,779 and $574,957 remains outstanding at December 31, 2012 and June 2012, respectively. In addition, the Company has accrued interest on this loan in the amount of $30,235 and $30,235 at December 31, 2012 and June 2012, respectively. Mr. Talari has pledged additional funding for operating capital, up to $1 million, under the same terms as the original Master Note.

9.    Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 660,004 shares, at an adjusted average exercise price of $ .75.  All of the Warrants expire on November 11, 2011.  All of the Warrants granted were non-qualified fixed price warrants.

The following table summarizes the activity related to the stock purchase warrants and options and weighted average assumptions for the period ended December 31, 2012:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2011	600,000	600,000		$$5.50	1.37 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, June 30, 2012
Granted
Exercised	-	-
Forfeited	(600,000)	(600,000)		0	0
Options, December 31, 2012	660,004	660,004

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	5.0
Expected price volatility	400.0%
Forfeiture Rate	0.0%

 10. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended December 31, 2012 and 2011. The Company has not recognized an income tax benefit for its operating losses generated through December 31, 2012 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $6,283,226 from inception to December 31, 2012, which will expire, unless used to offset future federal taxable income beginning in 2024.

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

Rent expense for the six months ended December 31, 2012 and 2011 amounted to $10,641 and $43,867, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At December 31, 2012 and 2011 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations as of December 31, 2012.

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

During quarter ended June 30, 2012, The Company filed a Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA. We are requesting an award of compensatory damages, an award of treble damages pursuant to the provisions of RICO and other applicable federal and state statutes and an award of punitive damages in the full amount by the jury against each of the Defendants. As Plaintiff, we have suffered damages as a result thereof, an amount in excess of $4,350,000. We are asking for a total damages up to 4 times the amount of loss or close to $16M. As of the filing of this 10/Q, we have had success in freezing their operational account and all funds associated with that account. We are also in settlement talks with Sovereign bank.

 13.  Subsequent Events

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

We have started preparing the S1 for the spin-off of the Lockwood Technology. We have consulted with our auditors, our accountants and our SEC counsel for process support. Although we expected to file the S1 before the end of the year, due to financial process delays and valuation, we intend to file the S1 as soon as all the necessary steps are completed. We believe with Lockwood’s current pipeline, the Company should flourish as a separate public company. Depending on the market condition, we expect to price the IPO from $0.20 to $1 per share. We are in the process of utilizing a possible underwrites for this offering.

On January 17th 2013, Mr Don Ballou, Lockwoods VP of Operations & Engineering, exchanged $50k of sign-on bonus into

2.5M shares of restricted common stock of Infrax Systems. Company also issued 1,153,754 restricted common for services.

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

Name Changes

None.

Changes in Management

None

Sales Activity

The Company’s backlog of proposal activity substantially increased in the quarter. Interest in our core products and development projects continues to increase. We are in discussions with several large, nationwide distribution channels to add our products to their portfolios and are in contract discussions with a national sales channel to sell preconfigured versions of select Lockwood and Infrax products. Lockwood has close to $10M in sales activity in the pipeline so far for the year 2013. Infrax will be starting a pilot project at the end of its third quarter possibility with a local utility. We are currently working on other proposed pilot projects in other countries such as India for 35M customers. We cannot be guaranteed that we get our proposal accepted for these pilot projects but feel very confident on our technology and its need by the major utilities.

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

We have started preparing the S1 for the spin-off of the Lockwood Technology. We have consulted with our auditors, our accountants and our SEC counsel for process support. Although we expected to file the S1 before the end of the year, due to financial process delays and valuation, we intend to file the S1 as soon as all the necessary steps are completed. We believe with Lockwood’s current pipeline, the Company should flourish as a separate public company. Depending on the market condition, we expect to price the IPO between $0.20 to $1 per share. We are in the process of utilizing a possible underwrites for this offering.

RESULTS OF OPERATIONS

For the Six Months ended December 31, 2012 and 2011:

During the six Months period ended December 31, 2012, we had sales from the delivery of equipment and services in the amount of $48,184 compared to $315,724 for the comparable six month period ended December 31, 2011. The Company has increased its marketing efforts with Lockwood and retired product lines that were not profitable.

Our expenses decreased by approximately $1,036,661 from $1,433,645 to $396,984 for the Six Month period ended December 31, 2012 and 2011, respectively. Expenses decreased due to the reduction in costs incurred with our acquisition of Lockwood, particularly salaries and consulting expenses. We also incurred $831,512 of depreciation and amortization costs, compared to $831,342, primarily the result of our acquisitions.

For the six Months ended December 31, 2012, we incurred a net loss of $1,117,616 compared to a loss of $2,001,977 for the six Months ended December 31, 2011, reflecting primarily the additional employees and infrastructure as we advance our operations from an R&D company to a service provider.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had approximately $300 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $330,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At December 31, 2012, we owe Mr. Talari $777,779 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of December 31, 2012, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect this control.

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

During the fourth quarter of our year ended June 30, 2011, Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. The Company has filed a counter suit and motion to dismiss such action which is set for hearing. The note is unsecured, however, if holders prevail, they may be entitled to legal cost, in addition to payments per the term of the agreement. The Company believes that it has sufficient affirmative defenses to this complaint and does not believe that it will have a material effect on the Company.

We have filed a Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA. We are requesting an award of compensatory damages, an award of treble damages pursuant to the provisions of RICO and other applicable federal and state statutes and an award of punitive damages in the full amount by the jury against each of the Defendants. As Plaintiff, we have suffered damages as a result thereof, an amount in excess of $4,350,000.00. We are asking for a total damages up to 4 times the amount of loss or close to $16M. As of the filing of this Q, We have had success in freezing their operational account and all funds associated with that account.

Item 1A	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our first quarter Report on Form 10-Q for the quarter ended September 31, 2012 filed on November 14, 2012 with the Securities and Exchange Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Removed and Reserved.

Not applicable

Item 5	Other Information.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

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

Infrax Systems, Inc.
(Registrant)

Date: 02/19/2013	By: /s/ Sam Talari
Sam Talari

Principal Executive Officer

Date: 02/19/2013	By: /s/ Sam Talari
Sam Talari
Principal Financial & Accounting Officer