Form 10-Q
period 2013-03-31
INFRAX SYSTEMS, INC.
filed 2013-05-15
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 2013 (Third Quarter)

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

Yes [ ]  No  [X]

As of March 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $281,237 based on the closing sale price as reported on the NASDAQ OTCBB. As of May 14, 2013, there were 102,234,182 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [X]  No []

Infrax Systems, Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$300	$2,072
Accounts receivable	32,967	65,233
Inventory	63,076	63,076
Note receivable	50,000	51,943
Total current assets	146,343	182,324

Property & equipment, net of accumulated - net	82,998	108,608
Intangible property, net of accumulated - net	3,850,061	5,071,719
Deposits	4,500	7,000
Total Assets	$4,083,902	$5,369,651

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$157,912	$452,818
Accrued expenses	1,457,971	1,040,287
Deferred revenue	27,091	—
Notes payable	774,500	774,500
Loans and notes payable, related parties	4,631	7,403
Total current liabilities	2,422,105	2,275,008

Notes payable to shareholder	783,260	468,769
Total liabilities	3,205,365	2,743,777

Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series B Convertible: 10,000,000 shares designated;
1,210 and 1,210 issued and outstanding	1	1
Common stock, $.001 par value, 150,000,000 shares
authorized; 102,234,182 and 98,580,428 shares
issued and outstanding, respectively	102,234	98,580
Additional paid-in capital	13,167,807	13,099,847
Minority interest in subsidiary	(139,493)	(16,769)
Accumulated deficit	(12,254,537)	(10,558,309)
Total stockholders' equity	878,537	2,625,874

Total Liabilities and Stockholders' Equity	$4,083,902	$5,369,651

.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations
(unaudited)

For the Three Months Ended	For the Nine Months Ended
March 31,	March 31,
	2013	2012	2013	2012
Revenues	$41,761	$66,650	$89,945	$382,374
Direct costs	3,680	35,411	3,680	42,654
Gross Profit	38,081	31,239	86,265	327,873
Operating expenses:
Salaries and benefits	111,139	183,261	446,010	1,352,028
Consulting	—	—	—	2,590
Stock based compensation	71,614	—	71,614	—
Professional fees	27,723	337	43,097	62,694
General and administrative	17,618	14,233	64,356	214,164
Amortization and depreciation	415,756	415,671	1,247,268	1,247,013
Total operating expenses	643,850	613,512	1,872,345	2,878,489
Other income (expense):
Interest expenses	(10,958)	(17,522)	(32,872)	(52,566)
Sale of assets, net	—	—	—	(32,842)
Total other (expense)	(10,958)	(17,522)	(32,872)	(85,408)
Loss from operations before income taxes	(545,113)	(599,7851)	(1,818,952)	(2,624,177)
Provision for income taxes	—	—	—	—
	$(616,727)	$(599,785)	$(1,818,952)	$(2,624,177)
Minority Interest	38,114	(3,826)	122,724	18,930
Net loss	$(578,613)	$(603,071)	$(1,696,228)	$(2,605,247)
Earnings (loss) per share:
Basic	$(0.006)	$(0.04)	$(0.017)	$(0.19)
Weighted average shares outstanding
Basic	101,577,327	17,169,041	98,580,428	13,458,769

Infrax Systems, Inc.

Consolidated Statements of Cash Flows
(unaudited)
For the Nine Months Ended
March 31,
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(1,696,228)	$(2,605,247)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	1,247,268	1,247,013
Amortization of deferred revenue	(42,189)	—
Stock based compensation	71,614
Loss on sale of assets	—	32,842
Issuance of stock in settlement of services	—	1,225,129
Minority interest	(122,724)	19,047
Changes in assets and liabilities:	—	—
Accounts receivable	32,266	(84,001)
Inventory	—	(7,626)
Due from affiliate	—	(3,239)
Related party loans	(2,772)	—
Prepaid and other	4,443	(150,929)
Accounts payable	(294,906)	(64,557)
Accrued expenses	417,684	393,305
Customer deposits and deferred revenue	69,280	5,447
Net Cash (Used) Provided by Operating Activities	(316,264)	7,184
Cash Flows from Financing Activities:
Proceeds from issuance of stock
Proceeds from issuance of note payable	—	39,763
Repayments of notes payable	—	(20,000)
Proceeds from sale of assets	—	19,628
Related party advances	314,492	(60,353
Net Cash (Used) Provided by Financing Activities	314,492	(20,962)
Net increase/decrease in Cash	(1,772)	(13,779)
Cash at beginning of period	2,072	25,498
Cash at end of period	$300	$11,719
Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—
Supplemental schedule of non-cash financing and investing activities:
• January 2013, the Company issued 3,653,754 common shares for services
The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2013

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2013, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position at March 31 31, 2013, and the results of operations and changes in cash flows for all periods presented, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2012 on Form 10-K filed with the SEC on October 19, 2012.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of March 31, 2013 and June 30, 2012, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

 Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from five to nine years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at March 31, 2013.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at March 31, 2013 and June 30, 2012.

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $0, $4,556, $3,230 and $11,657 for the three and nine month periods ending March 31, 2013 and 2012, respectively

Research and Development

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

	March 31,
	2013	2012
Earnings (Loss) per share:
Net Loss	$ (1,624,614)	$ (2,605,247)

Common shares	98,580,428	13,458,769

Earnings (loss) per share, basic	$ (0.016)	$ (0.19)

*Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended March 31, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.

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

3.   Going Concern

As of March 31, 2013, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of March 31, 2013, the Company had negative working capital of approximately $2.2 million and approximately $300 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even. Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

5.   Property and Equipment

Property and equipment consists of the following:
	March 31,	June 30,
	2013	2012
	(unaudited)	(audited)
Office and computer equipment	$ 120,636	$ 122,348
Furniture and fixtures & improvements	54,703	52,991
Computer software	5,468	5,468
	180,807	180,807
Accumulated depreciation	(97,809)	(72,199)
	$ 82,998	$ 108,608

For the nine months ended March 31, 2013 and 2012, the total depreciation expense charged to operations totaled $25,610, and $25,353 respectively.

6.  Intangible Assets

Intangible assets consists of the following:
	March 31, 2013	June 30, 2012
	(unaudited)	(audited)
Opticon fiber optic management software	$ 189,862	$ 189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	394,550
Lockwood licensing technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	(4,165,313)	(2,943,655)
	$ 3,850,061	$ 5,071,719

For the nine months ended March 31, 2013 and 2012, the total amortization expense charged to operations totaled $1,221,658 and $1,221,660, respectively.

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

7.    Notes payable

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

The Company issued a demand note to an unrelated party, with an unpaid balance in the amount of $6,000 with an annual interest rate of 18%. There are no repayment terms.

In April of 2011 the Company issued a demand note to an unrelated party in the amount of $56,000 for cash infused into the Company at the time of the acquisition of its interest in Lockwood Technology Corporation. The note is non-interest bearing as has no repayment terms.

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

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually. Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $783,260 and $468,769 remains outstanding at March 31, 2013 and June 2012, respectively. Mr. Talari has pledged additional funding for operating capital, up to $1 million, under the same terms as the original Master Note.

9.    Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 660,004 shares, at an adjusted average exercise price of $ .75.  All of the Warrants expire on November 11, 2011.  All of the Warrants granted were non-qualified fixed price warrants.

The following table summarizes the activity related to the stock purchase warrants and options and weighted average assumptions for the period ended March 31, 2013:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2011	600,000	600,000		$$5.50	1.37 years
Granted	-	-
Exercised	-	-
Forfeited	(600,000)	(600,000)
Options, June 30, 2012	-	-
Granted
Exercised	-	-
Forfeited	-	-		0	0
Options, March 31, 2013	-	-

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	5.0
Expected price volatility	400.0%
Forfeiture Rate	0.0%

10. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended March 31, 2013 and 2012. The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2012 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $6,283,226 from inception to March 31, 2013, which will expire, unless used to offset future federal taxable income beginning in 2024. The tax years ending June 30, 2009 through June 30, 2012 are open for inspection by both Federal and State Agencies.

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

Rent expense for the nine months ended March 31, 2013 and 2012 amounted to $18,357 and $43,867, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At March 31, 2013 and 2012 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations as of March 31, 2013.

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

 14.  Subsequent Events

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

RESULTS OF OPERATIONS

For the Three Months ended March 31, 2013 and 2012:

During the three month period ended March 31, 2013, we had sales from the delivery of equipment and services in the amount of $41,761 compared to $66,650 for the comparable three month period ended March 31, 2012. The Company has increased its marketing efforts with Lockwood and retired product lines that were not profitable.

Our expenses increased by approximately $30,263 to $228,094 from $197,831 for the three month period ended March 31, 2013 and 2012, respectively. The expense item that caused our expenses to increase rather than decrease was the stock based compensation in the amount of $71,614 during the three month period ended March 31, 2013. We had no stock based compensation during the three month period ended March 31, 2012. We also incurred $415,756 of depreciation and amortization costs for the three months ended March 31, 2013 as compared to $415,671 for the three months ended March 31, 2012,

For the three months ended March 31, 2013, we incurred a net loss of $578,613 compared to a net oss of $603,071 for the three months ended March 31, 2012,

For the Nine Months ended March 31, 2013 and 2012:

During the nine month period ended March 31, 2013, we had sales from the delivery of equipment and services in the amount of $89,945 compared to $382,374 for the comparable nine month period ended March 31, 2012. The Company has increased its marketing efforts with Lockwood and retired product lines that were not profitable.

Our expenses decreased by approximately $1,006,399 from $1,631,476 to $625,077 for the nine month period ended March 31, 2013 and 2012, respectively. Stock based compensation in the amount of $71,614 is included in our expenses for the nine month period ended March 31, 2013. We had no stock based compensation during the nine month period ended March 31, 2012. Expenses decreased due to the reduction in costs incurred with our acquisition of Lockwood, particularly salaries and consulting expenses. We also incurred $1,247,268 of depreciation and amortization costs for the nine months ended March 31, 2013 as compared to $1,247,013 for the nine months ended March 31, 2012, primarily the result of our acquisitions.

For the nine months ended March 31, 2013, we incurred a net loss of $1,696,228 compared to a net loss of $2,605,247 for the nine months ended March 31, 2012, reflecting primarily the additional employees and infrastructure as we advance our operations from an R&D company to a service provider.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had approximately $300 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $216,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At March 31, 2013, we owe Mr. Talari $783,260 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of March 31, 2013, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect this control.

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

There have been no material changes to the risk factors previously disclosed in our second quarter Report on Form 10-Q for the quarter ended December 31, 2012 filed on February 19, 2013 with the Securities and Exchange Commission.

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

Infrax Systems, Inc.
(Registrant)

Date: 05/15/2013	By: /s/ Sam Talari
Sam Talari
Principal Executive Officer

Date: 05/15/2013	By: /s/ Sam Talari
Sam Talari
Principal Financial & Accounting Officer