Form 10-K
period 2013-06-30
INFRAX SYSTEMS, INC.
filed 2013-10-15
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.000-52488

Infrax Systems, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-2583185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3637 4th Street North, Suite 330, St. Petersburg, FL	33704
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter, June 30, 2013: 600,000.

Number of the issuer’s Common Stock outstanding as of October 12, 2013: 108,212,682

1

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☒  No ☐

2

INFRAX SYSTEMS, INC

 Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2013

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

Item 1.  Business

Background information

OUR HISTORY

“We”, “us” , “our”, “Opticon” and “Infrax” refer to Infrax Systems, Inc. (formally known as OptiCon Systems, Inc.), a Nevada corporation. We were incorporated in Nevada on October 22, 2004. On January 10, 2010, we officially changed the name of the Company from OptiCon Systems, Inc. to Infrax Systems, Inc. to reflect the change in the Company’s direction and were issued a new trading symbol as “IFXY”.

The address of our executive offices is 3637 4th Street North, Suite 330, St. Petersburg, FL 33704 and our telephone number at that address is 727-498-8514. The address of our web site is www.infraxinc.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

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

Our product portfolio provides Network Transport and Management, Secure Intelligent Devices, Threat Detection, and Electric power grid Optimization, all integral components of a state-of-the-art Smart Electric power grid solution. Our devices and platform are built on information-based devices, digital communications and advanced analytics. Through our wireless broadband business unit, Infrax Networks, we provide outdoor mesh-relay based wireless broadband networks used by customers as the metro-scale IP foundation upon which to run one or many applications that help build greener, safer, smarter communities. In addition, our networks are used by electric power utilities to build large scale, reliable, and secure networks that deliver the high bandwidth and low latency required for deploying smart electric power grids.

Secure Intelligent Energy Platform (SIEP) ™

Our Secure Intelligent Energy Platform (SIEP) ™ competes in three distinct market segments of the smart electric power grid industry;

-Network Transport and Management (secure, two-way communication),

-Secure Smart Sensors and Devices (Smart Meters),

-Asset Tracking;

-a electric power grid Optimization and

-Threat Detection, Electric power grid Optimization and Security.

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

Within our Secure Intelligent Energy Platform, we provide a full stack of software capabilities that underlie our networking platform and enable the solutions and applications we offer on top of our network. At the core is our operating system that drives the functionality of all our devices. Our GridMesh suite provides management and security for our overall network. The Asset Tracker application suites provide business intelligence and management for our solutions..

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

Networking Software:

• GridMesh: Our proprietary mesh software for the SNIC is powerful software based on clustering concept to help build a dynamic mesh network between the meters and the collector. GridMesh allows our hardware devices to securely join the network and communicate with each other. GridMesh provides a comprehensive set of advanced networking features including network discovery, network addressing and address management, advanced routing, and secure communications. GridMesh also allows our devices to be remotely programmable over the air, enabling device upgrades without costly maintenance visits.

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

Secure Intelligent Energy Platform Services

Through our Smart Grid Consulting & Professional Services organization, we offer a wide range of services related to the initial deployment and ongoing operation of our networking platform. Our services include professional services, managed services and customer support, including Network Design, Deployment Support and Program Management. We offer an array of services to help utilities deploy our networking platform and solutions. Our Professional Services include network design and optimization, taking into account geographical terrain, wireless propagation characteristics, device density and routing design, to ensure data is transmitted through the network in an efficient and secure manner. Soon we will have the ability to provide installation services directly to the utilities. We will be able to provide complete deployment support to ensure that our hardware devices are properly installed and registered with the network..

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

Broaden our solutions and services. We strive to broaden the scope of our solutions and services to maximize the benefit our utility customers receive from having deployed our Secure Intelligent Energy Platform. This expansion includes providing electric power utility customers with additional solutions and services from our current portfolio and developing new solutions and services to address our electric power utility customers’ evolving requirements.

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

We compete in four distinct market sectors:

-advanced metering,

-networking and communications,

-electric power grid optimization/distribution automation, and -software.

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

Recent Competitor’s activity & Recent Industry Acquisitions of Our Competitors

• Silver Springs Networks – competitive advantage

» Developed Smart Grid Energy Platform with NIC for GE meters and end-to-end management

» Have won several utility contracts for AMI deployment

» Public Company as of 2013 (SSNI)

• LandysGyr

» Large meter manufacturer

» Acquired by Toshiba in July 2011 for 2.3B

» Combined company targeting Advanced Metering Infrastructure (AMI)

• eMeter

» A premium Meter Data Management (MDM) company

» Acquired by Siemens – terms not disclosed, but Siemens invested $12.5 M in 2008

• SmartSynch

» Smart Grid Company focused on meter communications over public wireless

» In business since 2000 providing innovative solutions for utilities

» Acquired in January 2012 by Itron for $100M

• Schneider Electric

» Strong energy Management Company with a variety of products for utilities

» Acquired Telvent, a provider of IT and software solutions to the power grid for $2B in

June 2011

Our Employees

At the date of this annual report, we have seven (7) full-time and three part-time employees. The majority of employees work out of our offices in Saint Petersburg. We have several remote employees dedicated to sales and deployments.

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

While the Company is attempting to disclose all of the potential risks associated with an investment in the Company, there can be no assurance that all of the risks are visible to management.  Events occurring in the future may cause additional risks to an investment in the Company which are currently unforeseen.

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

Item 1B.  Unresolved staff comments

None.

Item 2.  Properties

Our executive office is now located in an office complex under annual five year lease, beginning June 1, 2012 at a rent of $35,75 per month. We entered into this 5-year commercial lease agreement in St. Petersburg, Florida with Kalyvas Group II, LLC. Our lease provides us with approximately 4,100 square feet of: reception area, nine offices, a lab/production area, inventory room, server room, kitchenette and one conference rooms.  We believe the facilities are adequate for our operational needs.  We may require additional offices in the event we obtain funding and acquire additional customers.

Item 3.  Legal proceedings

(a)	During the fourth quarter of our year ended June 30, 2011, Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. The Company has filed a motion to dismiss such action which is set for hearing. The note is unsecured, however, if holders prevail, they may be entitled to legal cost, in addition to payments per the term of the agreement. The Company believes that it has sufficient affirmative defenses to this complaint and does not believe that it will have a material effect on the Company.

(b)	We have filed a Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA. We are requesting an award of compensatory damages, an award of treble damages pursuant to the provisions of RICO and other applicable federal and state statutes and an award of punitive damages in the full amount by the jury against each of the Defendants. As Plaintiff, we have suffered damages as a result thereof, an amount in excess of $4,350,000.00. We are asking for a total damages up to 4 times the amount of loss or close to $16M. As of the filing of this 10/K, We have had success in freezing their operational account and all funds associated with that account. As of filing of this 10/K, we are planning on mediation in October 2013, ordered by the federal court, to settle the case for monetary considerations.

(b)  We did not terminate any legal proceedings during the fourth quarter of our 2013 fiscal year.

Item 4.  Submission of matters to a vote of security holders

We did not submit any matter to a vote of our security holders, through the solicitation of proxies or otherwise during the fourth quarter of our 2013 fiscal year.

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

	High Bid	Low Bid
Fiscal Year 2012*
Fourth Quarter Ended June 30, 2012	$0.022	$0.022
Third Quarter Ended March 31, 2012	$0.06	$0.057
Second Quarter Ended December 31, 2011	$0.06	$0.03
First Quarter Ended September 30, 2011	$0.12	$0.11

Fiscal Year 2013*
Fourth Quarter Ended June 30, 2013	$0.022	$0.022
Third Quarter Ended March 31, 2013	$0.04	$0.03
Second Quarter Ended December 31, 2012	$0.08	$0.06
First Quarter Ended September 30, 2012	$0.06	$0.04

* On July 14, 2011 the Company's Board of Directors affected a 1:500 reverse stock split, effective August 26, 2011 (record date). The share prices have been retroactively stated to reflect the reverse-split shares.

As of October 12, 2013 we had 65 shareholders of record and approximately 4, 352 beneficial shareholders, and we had 108,212,682 shares of $0.001 par value common stock outstanding.

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

19

	2013	2012

Cash	$300	$2,072
Current assets	53,316	182,324
Total Assets	3,575,119	5,369,651

Total current liabilities	2,021,876	2,275,008
Total liabilities	2,784,464	2,743,777
Total stockholders' equity	790,655	2,625,874

Working Capital	(1,968,561)	(2,092,684)

Net Cash (Used) Provided by Operating Activities	(288,188)	(281,727)

For the Year Ended June 30,	2013	2012

Revenues	$116,776	$377,390
Direct costs	11,913	47,865
	104,863	329,525
Operating expenses:	2,481,671	3,735,809
Net loss	$(2,420,638)	$(3,461,955)

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

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had approximately $300 in cash at June 30, 2013, and extended in excess of the line of credit from Mr. Talari with which to satisfy our future cash requirements. Mr. Talari has extended his support and is in the process to extend his support to a total of $1 million. Our management believes our cash and majority shareholder commitment will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We believe full implementation of our plan of operations, completion of development of the smart grid related hardware and software, completion of pending acquisitions and the integration of the Lockwood will cost approximately $5 million. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available cash and balance of our line of credit with Mr. Talari. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

Infrax Systems has entered into a Technical Information License Agreement (TIL) with Itron, the leading manufacturer of smart meters.  The license agreement allows Infrax to design its Secure Network Interface Card (SNIC) and communications module for inclusion in Itron Centron I & Centron II meters. We have been working closely with Itron during this process to ensure that we are fully compliant and the results to date have all met Itron’s criteria. When the qualification testing process is finished, Infrax can license the communications module to Itron and sell the product directly as Itron-compliant. As of the filing of this 10/K, Infrax is in the process of certification of its flagship product with ANSI and Itron.

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

Product Research and Development

Our Smart Grid products are in the late stages of development and we anticipate delivering prototype solutions to our targeted beta customers by the end of the 4tht quarter of 2013. We have budgeted $1.0 M for the completion of our hardware and software products. We may not have financial or other resources to undertake this development. Without additional funding sufficient to cover this budgeted amount, we may not have the resources to conduct this development.

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

RESULTS OF OPERATIONS

Comparison year ended June 30, 2013 to June 30, 2013

For the year ended June 30, 2013 and 2012, we incurred net losses of $2,420,638 and $3,461,955, respectively.   Losses consisted of $71,614 and $1,397,982 of stock based compensation for the years ended June 30, 2013 and 2012, respectively.  Losses also include depreciation and amortization, non-cash expenses, in the amount of $1,663,023, and $1,662,684 for the years ended June 30, 2013 and 2012, respectively. Additionally, there were impairments and write downs of certain assets, due to valuation assessments by management, incurring charges of approximately $31,538 in year 2013. Compensation and consulting expenses decreased approximately $968,297 for the comparative periods, due to the decrease in reduction in operations and officer compensation. General and administrative decreased approximately $226,691, while professional fees decreased approximately $120,492.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had approximately $300 in cash. We have exceeded the line of credit from Mr. Talari for which to pay normal operating expenses. Mr. Talari has continued funding our operations. Mr. Talari has expressed commitment to $1 million dollars of funding; the Company is currently in process of formalizing the agreement. We believe this support will allow our continuation while we attempt to secure other sources of financing to develop our business plan, and increase efforts of our marketing plan.  Cash used in operations was $288,188, which was primarily provided from advances from our majority shareholder.

On September 1, 2005, we obtained a loan commitment from Mr. Talari, one of our director and controlling person in the aggregate amount of $350,000, which was amended to $1,000,000, under a revolving master promissory note, due on demand, with interest at the rate of five percent per annum. We have been receiving advances on this note on an as needed basis and through June 30, 2013, we have received a total of $286,416 for the year ended June 30, 2013 and $783,260 net, since the inception of the commitment.  During the course of this agreement Mr. Talari has made a number of conversions, reducing the note and accrued interest in exchange for our common stock.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2013 and 2012, which are contained in this filing, the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 8.  Financial statements and supplementary data

Infrax Systems, Inc.

2013 Annual Report

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infrax Systems, Inc.

Saint Petersburg, Florida

We have audited the accompanying consolidated balance sheet of Infrax Systems, Inc. as of June 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infrax Systems, Inc. as of June 30, 2013 and 2011, and the results of their operations, changes in their stockholders' equity and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

Clearwater Florida

October 14, 2013

Infrax Systems, Inc.

Consolidated Balance Sheets

	June 30, 2013	June 30, 2012
Assets
Current assets
Cash	$300	$2,072
Accounts receivable	19,256	65,233
Inventory	31,538	63,076
Loan receivable from affiliate	2,221	1,943
Note receivable	-	50,000
Total current assets	53,315	182,324

Property & equipment, net of accumulated depreciation of $106,345 and $72,199, respectively	74,462	108,608

Intangible property, net of accumulated amortization of $4,572,532and $2,943,655, respectively	3,442,842	5,071,719
Deposits	4,500	7,000
Total Assets	$3,575,119	$5,369,651

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$137,629	$452,818
Accrued expenses	1,091,589	1,040,287
Customer deposits and deferred revenue	68,158	-
Notes payable	724,500	774,500
Loans and notes payable, related parties	-	7,403
Total current liabilities	2,021,876	2,275,008

Notes payable to Shareholder	762,588	468,769
Total liabilities	2,784,464	2,743,777

Stockholders' Equity
Preferred Stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated; 2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series B Convertible: 100,000,000 shares designated; 1,210 and 1,210 issued and outstanding	13	1
Common Stock, $.001 par value, 100,000,000 shares authorized; 103,212,682 and 98,580,428 shares issued and outstanding, respectively *	103,213	98,580
Additional paid-in capital	13,680,620	13,099,847
Minority interest in subsidiary	(183,033)	(16,769)
Accumulated deficit	(12,812,683)	(10,558,309)
Total stockholders' equity	790,655	2,625,874

Total Liabilities and Stockholders' Equity	$3,575,119	$5,369,651

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statements of Operations

	For the Year Ended June 30,
	2013	2012

Revenues	$116,776	$377,390
Direct costs	11,913	47,865
	104,863	329,525

Operating expenses:
Salaries and benefits	556,271	1,524,568
Stock based compensation	71,614	-
Consulting		10,610
Professional fees	50,661	171,153
General and administrative	140,102	366,793
Amortization and depreciation	1,663,023	1,662,684
Total operating expenses	2,481,671	3,735,808

Other income (expense):
Interest expenses	(43,830)	(52,566)
Equity losses of investee	-	(25,322)
Total other income (expense)	(43,830)	(77,888)

Loss from operations before income taxes	(2,420,638)	(3,484,171)

Provision for income taxes	-	-
	(2,420,638)	(3,484,171)

Minority Interest	166,264	22,216

Net loss	$(2,254,374)	$(3,461,955)

Earnings (loss) per share:
Basic and dilutive	$(0.02)	$(0.14)

Weighted average shares outstanding
Basic and dilutive	102,053,173	24,885,619

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2013		2012
Cash Flows from Operating Activities:
Net loss		$(2,254,374)	$(3,461,955)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization		1,663,023	1,662,684
Issuance of stock in settlement of services		71,614	1,397,982
Amortization of deferred revenue		(64,821)	-
Loss on sale of assets		-	25,322
Impairment loss		31,538
Minority interest		(166,264)	(22,216)
Changes in assets and liabilities:
Accounts receivable		45,977	(43,183)
Inventory		-	(7,626)
Due from affiliate		-	(1943)
Prepaid and other		2,222	-
Accounts payable		(294,279)	18,029
Accrued expenses		544,197	151,179
Customer deposits and deferred revenue		132,979	-
Net Cash (Used) in Provided by Operating Activities		(288,188)	(281,727)

Cash Flows from Investing Activities:
Purchase of property and equipment		-	(1,713)
Proceeds from sale of assets		-	28,741
Decrease (increase) in other assets		-	(4,500)
Net Cash (Used) in Investing Activities		-	22,528

Cash Flows from Financing Activities:
Related party advances		286,416	235,773
Net Cash (Used) Provided by Financing Activities		286,416	235,773

Net increase/decrease in Cash		(1,772)	(23,426)
Cash at beginning of period		2,072	25,498
Cash at end of period		$300	$2,072

Supplemental cash flow information:
Interest paid		$-	$-
Taxes paid		$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in exchange of debt	$		$341,961
Issuance of preferred stock in exchange for accrued salaries		$492,895	$-
Issuance of common stock in satisfaction of payables		$20,910	$-

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statement of Stockholders' Equity

	Preferred		Common		Additional Paid in		Minority	Accumulated Deficit Development	Stock-holders'
	shares	$.001 par	shares *	$.001 par	Capital	Sub- scription	Interest	Stage	Equity
Balance at June 30, 2011	643,466	$643	6,282,275	$6,283	$11,451,683	$408	$5,447	$(7,096,354)	$4,368,110

Stock for services			10,099,612	10,100	1 ,387,982				1,397,982
Conversion of preferred A to common	(200,000)	(200)	75,000,000	75,000	(74,800)				-
Conversion of preferred A-1 to common	(52,425)	(52)	4,665,825	4,665	(4,614)				-
Conversion of preferred A-2 to common	(18,542)	(18)	370,840	370	(352)				-
Conversion of preferred B to common	(247,665)	(248)			248				-
Issuance of Preferred A Shares	2,400,000	2,400							2,400
Notes Payable converted to common			2,161,876	2,162	339,800				341,962
Cancellation of subscription						(408)
Net loss							(22,216)	(3,461,955)	(3,484,171)

Balance at June 30, 2012	2,524,834	$2,525	98,580,428	$98,580	$13,099,847	$-	$(16,769)	$(10,558,309)	$2,625,874

Shares for services			3,653,754	3,654	67,960				71,614
Conversion of salaries payable	12,330	13			492,882				492,895
Shares for accounts payable			978,500	979	19,931				20,910
									-
Net loss							(166,264)	(2,254,374)	(2,437,408)

Balance at June 30, 2013	2,537,164	$2,538	103,212,682	$103,213	$13,680,620	$-	$(183,033)	$(12,812,683)	$790,655

The accompanying notes are an integral part of these financial statements.

 Infrax Systems, Inc.

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

1.           History of the Company and Nature of the Business

History of the Company

Infrax Systems, Inc. (formerly OptiCon Systems, Inc.) (“ the Company ”, “Infrax” ) was formed as a Nevada corporation on October 22, 2004.  On July 29, 2005, the stockholders of the Company entered into an agreement to exchange 100% of the outstanding common stock of the Company, for common and preferred stock of FutureWorld Energy, Inc. (formerly Isys Medical, Inc.), a publicly traded company, at which time, the Company became a wholly owned subsidiary of FutureWorld Energy, Inc..

FutureWorld Energy, Inc. (“FutureWorld” ), Infrax’s parent company, announced its intention to spin off Infrax (formerly OptiCon Systems, Inc.) through by the payment of a stock dividend.  In connection with the proposed spinoff, Infrax’s board of directors approved a stock dividend of 99,118 shares to FutureWorld, its sole shareholder.  On August 31, 2007, FutureWorld paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Infrax’s stock for every two shares they own of FutureWorld.  As of August 31, 2007, Infrax ceased being a subsidiary of FutureWorld.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2013 and 2012, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2013 and 2012.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, 2013 and 2012, as reported. Certain impairments have been recorded to reflect the net realizable value of the associated assets, based on fair value (inventory) or discounted cash flows (goodwill and intangibles).

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses.  Advertising expense was $0 and $8,506 for the years ended June 30, 2013 and 2012, respectively

Research and Development

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

	June 30, 2013	June 30, 2012
Earnings (Loss) per share:
Net Loss	$(3,507,179)	$3,461,955)

Common shares	103,212,682	98,580,428
Common share equivalents	903,345,437	903,345,437
Dilutive common shares	1,001,925,865	1,001,925,865

Earnings (loss) per share, basic	$(0.04)	$(0.04)
Earnings (loss) per share, dilutive	$(0.00)	$(0.00)

Impact of Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2013 through the date these financial statements were issued.

3.           Going Concern

As of June 30, 2013, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit.  As of June 30, 2013, the Company had negative working capital in excess of $1.9 million, and approximately $300 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.           Property and Equipment

Property and equipment consists of the following:

	June 30, 2013	June 30, 2012
Office and computer equipment	$120,636	$120,636
Furniture and fixtures	54,703	54,703
Computer software	5,468	5,468
	180,807	180,807
Accumulated depreciation	106,345	72,199
	$74,462	$108,608

For the years ended June 30, 2013 and 2012 the total depreciation expense charged to operations totaled $34,146 and 34,578, respectively.

5.           Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2013	June 30, 2012
Opticon fiber optic management software	$189,862	$189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	364,550
Lockwood licensing and technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	4,572,532	2,943,655
	$3,442,842	$5,071,719

For the years ended June 30, 2013 and 2012 the total amortization expense charged to operations totaled $1,628,877 and $1,313,241, respectively.

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2014	1,647,663
2015	1,647,663
2016	128,130
thereafter	--
$3,423,456

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

During the years ended June 30, 2013 and 2012, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  The capitalized software costs are amortized when the software is actually sold to customers.  Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software’s economic life.  At June 30, 2013 and 2012 amortization expense was $0 and $200, respectively.

TriMax intellectual property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks.  The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property.  The valuation considered future cash flows of the operating intangible assets acquired.  The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets.  The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing.  The acquisition carrying value assigned to the intellectual property was $6,329,342. At June 30, 2013 and 2012 amortization expense was $1,628,877 and $1,313,241, respectively.

TriMax software

Software development costs, in the amount of $180,020, were acquired in the Trimax acquisition.  The proprietary software was an identified asset of the acquisition and valued at cost.  The capitalized software is available for sale and is to be amortized over a 5 year period. At June 30, 2013 and 2012 amortization expense was $25,717 and $36,004, respectively.

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

6.           Accrued Expenses

Accrued expenses at June 30, 2013 and 2012 were as follows:

	June 30, 2013	June 30, 2012
Accrued salaries	$840,280	$687,656
Accrued consulting	-	137,118
Accrued professional	-	95,176
Accrued interest	159,212	115,382
Accrued expenses	92,097	4,955
	$1,091,589	$1,040,287

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

8.           Related Parties Disclosures

Employment Agreements

The following agreements are with Shareholders, Directors and Members of the Board:

 Sam Talari

Effective August 1, 2009, the Company entered into a three-year employment agreement with Sam Talari, one of the Company’s directors.  The agreement was automatically renewed for an additional one-year period, and subsequently renewed by the Board for an additional one-year period through July 31, 2014.  The Agreement provides for (a) a base salary of $15,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

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

Other employment agreements exist with employees.  As of June 30, 2013 and 2012, the accrued compensation under the employment agreements was $433,838 and $668,838, respectively.

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $762,588 and $468,769 remains outstanding at June 30, 2013 and 2012, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individual and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $56,185 and $56,185 due to two individuals as of June 30, 2013 and 2012.

Stock Transactions

N/A

9.           Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 4 shares, at an adjusted average exercise price of $17,300, as adjusted for the reverse split.  All of the Warrants expired on November 11, 2011.  All of the Warrants granted were non-qualified fixed price warrants.

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2011	4	4	$477,900	$0.5	3.0 years
Granted	660,000	660,000
Exercised	660,000	660,000
Forfeited	4	4
Options, June 30, 2012	0	0
Granted	0	0	0	0	0.0 years
Exercised	0	0
Forfeited	-	-
Options, June 30, 2013	-	-

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	5.0
Expected price volatility	400.0%
Forfeiture Rate	0.0%

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

The Board of Directors authorized 120 shares of the Company's common stock to be set aside (adjusted for reverse split), which may be issued under the Option Plan.  As of June 30, 2013 and 2012, no shares have yet been issued under the Option Plan.

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

On July 2013, the Company adopted a 2013 Stock Incentive Plan and Management Incentive Bonus Plan (“The Plan”) to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of the Company’s stockholders. Management Incentive Bonus Plan (the "Plan") is to advance the interests of Infrax Systems, Inc. (the “Company”) by providing Participants (defined below) of the Company and its designated Subsidiaries (defined below) with additional incentive to promote the success of the business and to increase their vested interest in the success of the business and the Company, and to encourage them to remain employees, through the making of certain incentive cash bonus awards (the "Awards") linked to objectively determinable performance goals. The Awards granted under the Plan are intended to be exempt from Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). To the extent that any Award is subject to Section 409A, then the Plan as applied to that Award shall be interpreted and administered so that it is consistent with such Code section. The Board of Directors authorized 10,000,000 shares of the Company's common stock to be set aside, which may be issued under the Plan.

11.         Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended June 30, 2013 and 2012:

	Year Ended June 30,
	2013		2012
Federal at federal statutory rate	(34.0)%		(34.0)%
State, net of federal deduction	(3.3)%		(3.3)%
Change in valuation allowance	37.3 ‘	%	37.3 ‘	%
Effective tax rate	0.0 ’	%	0.0 ’	%

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended June 30, 2013 and 2012 or for the period October 22, 2004 (date of inception) through June 30, 2013.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30, 2013	Year Ended June 30, 2012

Income tax benefit at statutory rate	$(883,977)	$(1,308,200)
Increase (decrease) in income taxes due to:
Change in valuation allowance	883,977	1,308,200
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	For the Year Ended
	June 30, 2013	June 30, 2012
Deferred tax asset (liability), current:
Accounts receivable	24,300	24,300
Accrued salaries	256,500	256,500
Accrued consulting	51,600	51,600
Accrued professional	256,500	256,500
Accrued interest	43,000	43,000
Accrued expenses	1,800	1,800
Deferred revenue	-	-
Valuation allowance	(421,200)	(421,200)
	-	-

Deferred tax asset (liability), non-current
Net operating loss	1,235,100	1,235,100
Property and equipment	(31,000)	(31,000)
Valuation allowance	(1,204,100)	(1,204,100)
	-	-

The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2013 or 2012 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $7,500,000 from inception to June 30, 2013, which will expire, unless used to offset future federal taxable income beginning in 2024. The tax years for June 2010, 2011 and 2012 are open for examination by state and federal agencies.

12.         Capital Equity

The Company has issued convertible preferred shares. Shares are convertible into the Company’s common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

	Shares	Conversion
	Outstanding	Rate to Common
Preferred Series A	2,400,000	375
Preferred Series A1	0	88.89
Preferred Series A2	88,889	20
Preferred Series A3	0	20
Preferred Series B	1,210	0.30
	2,490,099

The above conversion rates are reported retroactive to the reverse stock split.

13.         Commitments and Contingencies

Lease/Rental Agreements

Our executive office is now located in an office complex under annual five year lease, beginning June 1, 2012 at a rent starting at $3,315 per month and escalating to $4,765 per month. We entered into this 5-year commercial lease agreement in St. Petersburg, Florida with Kalyvas Group II, LLC. Our lease provides us with approximately 4,100 square feet of: reception area, nine offices, a lab/production area, inventory room, server room, kitchenette and one conference rooms.  We believe the facilities are adequate for our operational needs.  We may require additional offices in the event we obtain funding and acquire additional customers.

Rent expense for the years ended June 30, 2013 and 2012 amounted to $48,489 and $42,900, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At June 30, 2013 and 2012 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations as of June 30, 2013 and 2012.

During the year ended June 30, 2012, Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. The Company has filed a motion to dismiss such action which is set for hearing. The note is unsecured, however, if holders prevail, they may be entitled to legal cost, in addition to payments per the term of the agreement. The Company believes that it has sufficient affirmative defenses to this complaint and does not believe that it will have a material effect on the Company. Currently the company is in the process of requesting dismissal of the suit.

During the year ended June 30, 2012, The Company filed a Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA. We are requesting an award of compensatory damages, an award of treble damages pursuant to the provisions of RICO and other applicable federal and state statutes and an award of punitive damages in the full amount by the jury against each of the Defendants. As Plaintiff, we have suffered damages as a result thereof, an amount in excess of $4,350,000.00. We are asking for a total damages up to 4 times the amount of loss or close to $16M. As of the filing of this 10/K, we have had success in freezing their operational account and all funds associated with that account. We are in the process of mediation in October 2013.

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

Infrax Systems entered into a Technical Information License Agreement (TIL) with Itron, the leading manufacturer of smart meters. The license agreement allows Infrax to design its Secure Network Interface Card (SNIC) and communications module for inclusion in Itron Centron I & Centron II meters. We worked closely with Itron during this process to ensure that we are fully compliant and the results to date have all met Itron’s criteria. As of the filing of this 10/K, Infrax is in the process of certification of its flagship product with ANSI and Itron. We hope to start production and distribution of our flagship product shortly.

While we have also been in discussions with several other global meter manufacturers regarding the inclusion of the SNIC and GridMesh into their AMI meters, we believe that Itron’s dominant market position and the strength of our relationship will drive the results required to meet our business objectives.

We have issued 5,000,000 to our VP of Development, Mr. John Verghese, in accordance to his employment agreement.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 13, 2010 the Board of Directors engaged DKM Certified Public Accountants of Clearwater Florida as our independent registered accounting firm. There have been no disagreements with our independent registered audit firm.

Item 9A.  Controls and Procedures.

Not applicable.

Item 9A(T).  Controls and Procedures

Disclosure Controls

As of June 30, 2013 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of June 30, 2013 such disclosure controls and procedures were not effective.

Report on Internal Controls

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2013.

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
40

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2013 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Name	Age	Position (s)	Director since

Sam Talari	50	Chairman	2004
Malcolm F. Walsh	64	Director	2009
Paul Aiello	53	Director	2010

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

Code of Ethics.

On July 1, 2005, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended June 30, 2013, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sam Talari, Chief Executive Officer, 3637 4th Street North, Suite 330, St. Petersburg, FL 33781.  We have posted our Code of Ethics on our website http://www.infraxinc.com/about-us/investor-relations/, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

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

Name and principal position	Year	Salary		Bonus	Stock Award	All other compensation	Total

Sam Talari,	2013		$180,000	-0-	-0-	-0-		$180,000
Acting CEO & Co-Chairman	2012		$164,000	-0-	-0-	-0-		$164,000

Malcolm F. Welsh,	2012		$18,000	-0-	-0-	-0-		$18,000
Co-Chairman		$					$

Peter Messineo,	2012		$24,000	-0-	-0-	-0-		$24,000
Chief Accounting Officer, Secretary and Director		$					$

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

Malcolm F. Welch

On October 6, 2009, the Company entered into a one-year employment agreement with Malcolm F. Welch, one of the Company’s directors and Co-Chairman of the Board.  The agreement is automatically extended for successive one one-year periods, unless previously terminated. The Agreement, as amended effective January 1, 2010 provides for (a) a base salary of $2,000 per month; (b) eligibility to receive 375,000 shares of the Company’s common stock based on the employee’s achievement of goals and objectives approved by the Board; (c) an option to purchase 375,000 shares of the Company common stock at $0.025 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) a bonus based on the level of funding the Company achieves through June 30, 2012 ; (e) two weeks’ vacation during first year of employment; and (f) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

—	each of our directors and executive officers, at October 12, 2013;
—	our directors and executive officers as a group, at October 12, 2013; and
—	other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

The address of our directors and executive officers is our address. Except as noted in the following table, we are not aware of any other person or “group”, as defined in the Regulation S-K, who owned five percent or more of our common stock at September 16, 2012.  We have no reason to believe that each person identified in the table does not have sole voting and investment power over the shares he owns, except as noted.

Name	Number of Shares (a)	Percent of Ownership

Sam Talari (b)	77,721,455	71.82%
Paul J. Aiello	8,067,910	7.45%
Malcolm F. Welch	274,127	0.253%
Peter Messineo	7,000	.007%
John Verghese	5,000,000	4.6%
All directors and officers as a group (4 persons)	91,070,489	84.13%

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal years 2013 and 2012, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control.

We do not anticipate entering into any future transactions with our directors, officers and affiliates.

There are no family relationships between the directors or executive officers.

Item 14.  Principal Accountant Fees and Services

The following table sets forth amounts we have been billed with respect to 2013 and 2012 for certain services provided by our independent accountants, Drake & Klein CPAsRandall N. Drake, CPA, PA. For the year ended June 30, 2013, information includes fees charged by our prior auditors, Randall N. Drake, CPA, PA, which performed the reviews of our financial statements through March 31, 2012 10Q:

Service	2013	2012
Audit	$15,000	$15,000
Review of unaudited financial statements	$6,000	$6,000
Audit-related fees	$0	$0
Tax compliance, tax advice and tax planning	$0	$0
All other services	$0	$0

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

Signature, Name and Position:	Date:

/s/ Sam Talari	October 14, 2013
Sam Talari, Principal Executive Officer

/s/ Sam Talari	October 14, 2013
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT 31.1

CERTIFICATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULES 13A-14 AND 15D-14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, Sam Talari, certify that:

1.  I have reviewed this annual report on Form 10-K of Infrax Systems, Inc for the year ended June 30, 2013;

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

Dated: October 14, 2013

/s/ Sam Talari

Sam Talari, Principal Executive Officer

EXHIBIT 31.2

CERTIFICATION

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO RULES 13A-14 AND 15D-14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, Sam Talari, certify that:

1.  I have reviewed this annual report on Form 10-K of Infrax Systems, Inc., for the year ended June 30, 2013;

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

Dated: October 14, 2013

/s/ Sam Talari

Sam Talari, Principal Financial Officer and

Principal Accounting Officer and Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Infrax Systems, Inc. (the "Company") on Form 10-K for the year ended June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sam Talari, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 14, 2013

/s/ Sam Talari

Sam Talari,

Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Infrax Systems, Inc. (the "Company") on Form 10-K for the year ended June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sam Talari, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 14, 2013

/s/ Sam Talari

Sam Talari, Principal Financial Officer and

Principal Accounting Officer and Director