Form 10-K/A
period 2013-06-30
INFRAX SYSTEMS, INC.
filed 2013-10-23
CIK 1380277

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

Item 1B.  Unresolved staff comments

None.

Item 2.  Properties

Our executive office is now located in an office complex under annual five year lease, beginning June 1, 2012 at a rent of $3,315 per month escalating to $4,765 per month. We entered into this 5-year commercial lease agreement in St. Petersburg, Florida with Kalyvas Group II, LLC. Our lease provides us with approximately 4,100 square feet of: reception area, nine offices, a lab/production area, inventory room, server room, kitchenette and one conference rooms.  We believe the facilities are adequate for our operational needs.  We may require additional offices in the event we obtain funding and acquire additional customers.

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

19

	2013	2012

Cash	$300	$2,072
Current assets	53,315	182,324
Total Assets	3,575,119	5,369,651

Total current liabilities	2,021,876	2,275,008
Total liabilities	2,784,464	2,743,777
Total stockholders' equity	790,655	2,625,874

Working Capital	(1,968,561)	(2,092,684)

Net Cash (Used) Provided by Operating Activities	(288,188)	(281,727)

For the Year Ended June 30,	2013	2012

Revenues	$116,776	$377,390
Direct costs	11,913	47,865
	104,863	329,525
Operating expenses:	2,481,671	3,735,809
Net loss	$(2,254,374))	$(3,461,955)

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

RESULTS OF OPERATIONS

Comparison year ended June 30, 2013 to June 30, 2012

For the year ended June 30, 2013 and 2012, we incurred net losses of $2,254,374 and $3,461,955, respectively.   Losses included $71,614 and $1,397,982 of stock based compensation for the years ended June 30, 2013 and 2012, respectively.  Losses also include depreciation and amortization, non-cash expenses, in the amount of $1,663,023, and $1,662,684 for the years ended June 30, 2013 and 2012, respectively. Additionally, there were impairments and write downs of certain assets, due to valuation assessments by management, incurring charges of approximately $31,538 in year 2013. Compensation and consulting expenses decreased approximately $968,297 for the comparative periods, due to the decrease in reduction in operations and officer compensation. General and administrative decreased approximately $226,691, while professional fees decreased approximately $120,492.

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

/s/ DKM Certified Public Accountants

Clearwater Florida

October 14, 2013

Infrax Systems, Inc.

Consolidated Balance Sheets

	June 30, 2013	June 30, 2012
Assets
Current assets
Cash	$300	$2,072
Accounts receivable	19,256	65,233
Inventory	31,538	63,076
Loan receivable from affiliate	2,221	1,943
Note receivable	-	50,000
Total current assets	53,315	182,324

Property & equipment, net of accumulated depreciation of $106,345 and $72,199, respectively	74,462	108,608

Intangible property, net of accumulated amortization of $4,572,532 and $2,943,655, respectively	3,442,842	5,071,719
Deposits	4,500	7,000
Total Assets	$3,575,119	$5,369,651

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$137,629	$452,818
Accrued expenses	1,091,589	1,040,287
Customer deposits and deferred revenue	68,158	-
Notes payable	724,500	774,500
Loans and notes payable, related parties	-	7,403
Total current liabilities	2,021,876	2,275,008

Notes payable to Shareholder	762,588	468,769
Total liabilities	2,784,464	2,743,777

Stockholders' Equity
Preferred Stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated; 2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series B Convertible: 100,000,000 shares designated; 13,540 and 1,210 issued and outstanding	13	1
Common Stock, $.001 par value, 100,000,000 shares authorized; 103,212,682 and 98,580,428 shares issued and outstanding, respectively	103,213	98,580
Additional paid-in capital	13,680,620	13,099,847
Minority interest in subsidiary	(183,033)	(16,769)
Accumulated deficit	(12,812,683)	(10,558,309)
Total stockholders' equity	790,655	2,625,874

Total Liabilities and Stockholders' Equity	$3,575,119	$5,369,651

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statements of Operations

	For the Year Ended June 30,
	2013	2012

Revenues	$116,776	$377,390
Direct costs	11,913	47,865
	104,863	329,525

Operating expenses:
Salaries and benefits	627,885	1,524,568
	-	-
Consulting		10,610
Professional fees	50,661	171,153
General and administrative	140,102	366,793
Amortization and depreciation	1,663,023	1,662,684
Total operating expenses	2,481,671	3,735,808

Other income (expense):
Interest expenses	(43,830)	(52,566)
Equity losses of investee	-	(25,322)
Total other income (expense)	(43,830)	(77,888)

Loss from operations before income taxes	(2,420,638)	(3,484,171)

Provision for income taxes	-	-
	(2,420,638)	(3,484,171)

Minority Interest	166,264	22,216

Net loss	$(2,254,374)	$(3,461,955)

Earnings (loss) per share:
Basic and dilutive	$(0.02)	$(0.14)

Weighted average shares outstanding
Basic and dilutive	102,053,173	24,885,619

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

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Infrax Systems, Inc., and its subsidiaries, Infrax Systems SA (Pty) Ltd (100%). and Lockwood Technology Corporation (70%), net of minority interests (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and material intercompany transactions have been eliminated.

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

	June 30, 2013	June 30, 2012
Earnings (Loss) per share:
Net Loss	$(2,254,374)	$(3,461,955)

Common shares	103,212,682	98,580,428
Common share equivalents	907,044,437	903,345,437
Dilutive common shares	1,010,257,119	1,001,925,865

Earnings (loss) per share, basic	$(0.02)	$(0.04)
Earnings (loss) per share, dilutive	$(0.00)	$(0.00)

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

4.           Property and Equipment

Property and equipment consists of the following:

	June 30, 2013	June 30, 2012
Office and computer equipment	$120,636	$120,636
Furniture and fixtures	54,703	54,703
Computer software	5,468	5,468
	180,807	180,807
Accumulated depreciation	106,345	72,199
	$74,462	$108,608

For the years ended June 30, 2013 and 2012 the total depreciation expense charged to operations totaled $34,146 and 34,578, respectively.

5.           Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2013	June 30, 2012
Opticon fiber optic management software	$189,862	$189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	364,550
Lockwood licensing and technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	4,572,532	2,943,655
	$3,442,842	$5,071,719

For the years ended June 30, 2013 and 2012 the total amortization expense charged to operations totaled $1,628,877 and $1,313,241, respectively.

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2014	1,647,663
2015	1,647,663
2016	128,130
thereafter	19,386
$3,442,842

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

Other employment agreements exist with employees.  As of June 30, 2013 and 2012, the accrued compensation under the employment agreements was $433,838 and $668,838, respectively.  These amounts are included in the accrued expenses.

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

12.         Capital Equity

The Company has issued convertible preferred shares. Shares are convertible into the Company’s common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

	Shares	Conversion
	Outstanding	Rate to Common
Preferred Series A	2,400,000	375
Preferred Series A1	8,889	89
Preferred Series A2	88,889	20
Preferred Series A3	25,846	16
Preferred Series B1	12,330	300
Preferred Series B2	1,210	300
	2,537,164

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

We have issued 5,000,000 shares of common stock to our VP of Development, Mr. John Verghese, in accordance to his employment agreement.

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