Form 10-Q
period 2013-09-30
INFRAX SYSTEMS, INC.
filed 2013-11-19
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2013 (First Quarter)

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

Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No  [X]

As of September 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $510,473 based on the closing sale price as reported on the NASDAQ OTCBB. As of November 11, 2013, there were 108,212,682 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [X]  No []

Infrax Systems, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2013	2013
	(unaudited)	(audited)
Assets
Current assets
Cash	$300	$300
Accounts receivable	33,200	19,256
Inventory	31,538	31,538
Note receivable	5,424	2,221
Total current assets	70,462	53,,315

Property & equipment, net of accumulated - net	66,058	74,462
Intangible property, net of accumulated - net	3,035,623	3,442,842
Deposits	4,500	4,500
Total Assets	$3,176,643	$3,575,119

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$169,489	$137,629
Accrued expenses	1,199,990	1,091,589
Deferred revenue	63,942	68,158
Notes payable	724,500	724,500
Total current liabilities	2,157,921	2,021,876

Notes payable to shareholder	748,493	762,588
Total liabilities	2,906,414	2,784,464

Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series B Convertible: 10,000,000 shares designated;
13,540 and 13,540 issued and outstanding	13	13
Common stock, $.001 par value, 100,000,000 shares
authorized; 108,212,682 and 103,212,682 shares
issued and outstanding, respectively	108,213	103,213
Additional paid-in capital	13,750,620	13,680,620
Minority interest in subsidiary	(219,255)	(183,033)
Accumulated deficit	(13,371,887)	(12,812,683)
Total stockholders' equity	270,229	790,655

Total Liabilities and Stockholders' Equity	$3,176,643	$3,575,119

.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2013	2012
Revenues	$65,167	$54,068
Direct costs	19,580	5,611
Gross Profit	45,587	48,457
Operating expenses:
Salaries and benefits	110,290	168,133
Stock based compensation	75,000	—
Consulting	—	500
Professional fees	10,967	21,943
General and administrative	18,174	36,579
Amortization and depreciation	415,623	415,671
Total operating expenses	630,055	642,826
Other income (expense):
Interest expenses	(10,958)	—
Total other (expense)	(10,958)	—
Loss from operations before income taxes and minority interest	(595,426)	(594,369)
Provision for income taxes	—	—
Loss from operations before minority interest	(595,426)	(594,369)
Minority Interest	36,222	—
Net loss	$(559,204)	$(594,369)
Earnings (loss) per share:
Basic	$(0.005)	$(0.1)
Weighted average shares outstanding
Basic	103,542,352	48,555,121

Infrax Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net (loss) income	$(559,204)	$(594,369)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	415,623	415,671
Amortization of deferred revenue	(23,716)	—
Stock based compensation	75,000
Minority interest	(36,222)
Changes in assets and liabilities:	—	—
Accounts receivable	(13,944)	23,778
Inventory	—	(7,240)
Due from affiliate	—	(30,005)
Prepaid and other	—	(203,527)
Accounts payable	31,860	(337,977)
Accrued expenses	108,401	48,477
Customer deposits and deferred revenue	19,500	31,368
Net Cash (Used) Provided by Operating Activities	14,095	(653,824)

Cash Flows from Investing Activities:
(Purchase) disposal of property and equipment		64,723
Net Cash (Used) Provided by Investing Activities		64,723

Cash Flows from Financing Activities:

Proceeds from issuance of note payable	—	139,437
	—
Prior period	—	156,455
Related party advances	(14,095)	264,800
Net Cash (Used) Provided by Financing Activities	(14,095)	560,692

Net increase/decrease in Cash	—	(28,409)

Cash at beginning of period	300	2,072

Cash at end of period	$300	$(26,337)

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental schedule of non-cash financing and investing activities:

• January 2013, the Company issued 3,653,754 common shares for services

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2013

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2013, the consolidated statements of operations and statements of cash flows for the three months then ended, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2013, and the results of operations and changes in cash flows for the three months then ended, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2013 on Form 10-K filed with the SEC on October 15, 2013.

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

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, inventory, accounts payable, accrued expenses, deferred revenue, and notes payable and notes payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of September 30, 2013 and June 30, 2013, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

 Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from five to nine years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at September 30, 2013.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at September 30, 2013 and June 30, 2013.

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $4,706 and $6,865 for the three month periods ending September 30, 2013 and 2012, respectively

Research and Development

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

	September 30,
	2013	2012
Earnings (Loss) per share:
Net Loss	$ (559,204)	$ (594,369)

Common shares	103,542,352	48,555,121

Earnings (loss) per share, basic	$ (0.005)	$ (0.1)

*Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended September 30, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended June 30, 2013.

3.   Going Concern

As of September 30, 2013, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of September 30, 2013, the Company had negative working capital of approximately $2.9 million and approximately $300 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even. Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

5.   Property and Equipment

Property and equipment consists of the following:
	September 30,	June 30,
	2013	2013
	(unaudited)	(audited)
Office and computer equipment	$ 120,636	$ 120,636
Furniture and fixtures & improvements	54,703	54,703
Computer software	5,468	5,468
	180,807	180,807
Accumulated depreciation	(114,749)	(106,345)
	$ 66,058	$ 74,462

For the three months ended September 30, 2013 and 2012, the total depreciation expense charged to operations totaled $8,404, and $8,451 respectively.

6.  Intangible Assets

Intangible assets consists of the following:
	September 30, 2013	June 30, 2013
	(unaudited)	(audited)
Opticon fiber optic management software	$ 189,862	$ 189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	394,550
Lockwood licensing technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	(4,979,751)	(4,572,532)
	$ 3,035,623	$ 3,442,842

For the three months ended September 30, 2013 and 2012, the total amortization expense charged to operations totaled $407,219 and $407,220, respectively.

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

During the three months ended September 30, 2013 and 2012, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  The capitalized software costs are amortized when the software is actually sold to customers. Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software’s economic life.

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

In April of 2011 the Company issued a demand note to an unrelated party in the net amount of $6,000 for cash infused into the Company at the time of the acquisition of its interest in Lockwood Technology Corporation. The note is non-interest bearing as has no repayment terms.

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

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually. Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $748,493 and $762,588 remains outstanding at September 30, 2013 and June 2012, respectively. Mr. Talari has pledged additional funding for operating capital, up to $1 million, under the same terms as the original Master Note.

9. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended September 30, 2013 and 2012. The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2013 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $7,500,000 from inception to September 30, 2013, which will expire, unless used to offset future federal taxable income beginning in 2024. The tax years ending June 30, 2010 through June 30, 2013 are open for inspection by both Federal and State Agencies.

10. Capital Equity

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
	2,537,164

On September 24, 2013, the Company issued 5,000,000 shares of its common stock for services.

11.  Commitments and Contingencies

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

Rent expense for the three months ended September 30, 2013 and 2012 amounted to $11,458 and $0, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At September 30, 2013 and 2012 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations as of September 30, 2013.

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

Recent Accounting Pronouncement

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended June 30, 2013.

Off-Balance Sheet Arrangements:

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

RESULTS OF OPERATIONS

For the Three Months ended September 30, 2013 and 2012:

During the three month period ended September 30, 2013, we had sales from the delivery of equipment and services in the amount of $65,167 compared to $54,068 for the comparable three month period ended September 30, 2012. The Company has increased its marketing efforts with Lockwood and retired product lines that were not profitable.

Our expenses exclusive of amortization, depreciation and stock based compensation decreased by approximately $87,723 to $139,432 from $227,155 for the three month period ended September 30, 2013 and 2012, respectively. Expenses decreased due to the reduction in costs incurred with our acquisition of Lockwood, particularly salaries and consulting expenses.

Stock based compensation was $75,000 for the three months ended September 30, 2013 as compared to $0 for the three months ended September 30, 2012.

Depreciation expense was $415,623 for the three months ended September 30, 2013 as compared to $415,671 for the three months ended September 30, 2012.

For the three months ended September 30, 2013, we incurred a net loss of $559,204 compared to a net loss of $594,369 for the three months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had approximately $300 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $251,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At September 30, 2013, we owe Mr. Talari $748,493 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Mine Safety Disclosure

Not Applicable

Item 4T.	Controls and Procedures

Disclosure controls and procedures:  As of September 30, 2013, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect this control.

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

There have been no material changes to the risk factors previously disclosed in our Report on Form 10-K for the year ended June 30, 2013 filed on October 15, 2013 with the Securities and Exchange Commission.

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

Infrax Systems, Inc.
(Registrant)

Date: 11/19/2013	By: /s/ Sam Talari
Sam Talari
Principal Executive Officer

Date: 11/19/2013	By: /s/ Sam Talari
Sam Talari
Principal Financial & Accounting Officer