Form 10-Q/A
period 2013-09-30
INFRAX SYSTEMS, INC.
filed 2013-12-16
CIK 1380277

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

3637 4th Street North, Suite 330 St. Petersburg, FL 33704

(Address of principal executive offices) (ZIP Code)

(727) 498-8514

(Registrant's telephone no., including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

Infrax Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2013	2012

Revenues	$65,167	$54,068
Direct costs	19,580	5,611

Gross Profit	45,587	48,457

Operating expenses:
Salaries and benefits	110,290	168,133
Stock based compensation	75,000	-
Consulting	-	500
Professional fees	10,967	21,943
General and administrative	18,174	36,579
Amortization and depreciation	415,623	415,671
Total operating expenses	630,055	642,826

Other income (expense):
Interest expenses	(10,958)	-
Total other (expense)	(10,958)	-

Loss from operations before income taxes and minority interest	(595,426)	(594,369)

Provision for income taxes	-	-

Loss from operations before minority interest	(595,426)	(594,369)

Minority Interest	36,222	-

Net loss	$(559,204)	$(594,369)

Earnings (loss) per share:
Basic	$(0.005)	$(0.1)
Weighted average shares outstanding
Basic	103,542,352	48,555,121

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

3.   Going Concern

As of September 30, 2013, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of September 30, 2013, the Company had negative working capital of approximately $2.1 million and approximately $300 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even. Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

Rent expense for the three months ended September 30, 2013 and 2012 amounted to $11,458 and $12,205, respectively.

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

 12.  Subsequent Events

None

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