Form 10-K
period 2014-06-30
INFRAX SYSTEMS, INC.
filed 2014-09-29
CIK 1380277

__________________________________________________________________________________

__________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Tel: (727) 498-8514
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter, June 30, 2014: 380,000.

Number of the issuer’s Common Stock outstanding as of September 29, 2014: 110,592,793

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☒  No ☐

INFRAX SYSTEMS, INC

 Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2014

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report on Form 10-K. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to secure additional financing and/or defer expenditures; our ability to retain and attract customers; our expectations regarding our expenses and revenue; strategic alternatives that may become available to us; expectations regarding our ability to reduce operating expenses as a result of streamlining operations anticipated trends and challenges in our business and the markets in which we operate, including the market for smart grid technologies; our expectations regarding competition as more and larger companies enter our markets and as existing competitors improve or expand their product offerings; our plans for future products and enhancements of existing products; our anticipated cash needs and our estimates regarding our capital requirements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

According to the research-based business strategy firm Zpryme, Smart Grid IT hardware and software spending in the U.S. was $39.4 billion by 2014.

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

Security and Network Interface Card (SNIC)(Intellectual Property Rights filed)

We have filed for global patent for our Security and Network Interface Card after the successful completion of the field trials in 2014.

GridMesh (Intellectual Property Rights have been filed)

We have filed for global patent for our GridMesh technology after the successful completion of the field trials in 2014.

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

Item 1B.  Unresolved staff comments

None.

Item 2.  Properties

Our executive office is now located in an office complex under annual five year lease, beginning June 1, 2012 at a rent of $3,315 per month and escalating to $4,765 per month.. We entered into this 5-year commercial lease agreement in St. Petersburg, Florida with Kalyvas Group II, LLC. Our lease provides us with approximately 4,100 square feet of: reception area, nine offices, a lab/production area, inventory room, server room, kitchenette and one conference rooms.  We believe the facilities are adequate for our operational needs.  We may require additional offices in the event we obtain funding and acquire additional customers.

Item 3.  Legal proceedings

(a)	During the fourth quarter of our year ended June 30, 2011, Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. The Company has filed a motion to dismiss such action which is set for hearing. The note is unsecured, however, if holders prevail, they may be entitled to legal cost, in addition to payments per the term of the agreement. The Company believes that it has sufficient affirmative defenses to this complaint and does not believe that it will have a material effect on the Company.

(b)	We have filed a Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA. We are requesting an award of compensatory damages, an award of treble damages pursuant to the provisions of RICO and other applicable federal and state statutes and an award of punitive damages in the full amount by the jury against each of the Defendants. As Plaintiff, we have suffered damages as a result thereof, an amount in excess of $4,350,000.00. We are asking for a total damages up to 4 times the amount of loss or close to $16M. As of the filing of this 10/K, We have had success in freezing their operational account and all funds associated with that account. As of filing of this 10/K, we are planning on mediation in October 2014, ordered by the federal court, to settle the case for monetary considerations.

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

	High Bid	Low Bid
Fiscal Year 2013*
Fourth Quarter Ended June 30, 2013	$0.022	$0.022
Third Quarter Ended March 31, 2013	$0.06	$0.057
Second Quarter Ended December 31, 2012	$0.06	$0.03
First Quarter Ended September 30, 2012	$0.12	$0.11

Fiscal Year 2014*
Fourth Quarter Ended June 30, 2014	$0.03	$0.01
Third Quarter Ended March 31, 2014	$0.03	$0.01
Second Quarter Ended December 31, 2013	$0.03	$0.01
First Quarter Ended September 30, 2013	$0.03	$0.01

* On July 14, 2011 the Company's Board of Directors affected a 1:500 reverse stock split, effective August 26, 2011 (record date). The share prices have been retroactively stated to reflect the reverse-split shares.

As of September 19, 2014 we had 65 shareholders of record and approximately 4, 352 beneficial shareholders, and we had 110,592,793 shares of $0.001 par value common stock outstanding.

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

	2014		2013

Cash	$547	1	$300
Current assets	23,920		53,315
Total Assets	1,883,721		3,575,119

Total current liabilities	2,531,628		2,021,876
Total liabilities	3,355,319	8	2,784,464
Total stockholders' equity (deficit)	(1,471,598)		790,655

Working Capital	(2,507,708)		(1,968,561)

Net Cash (Used) Provided by Operating Activities	(60,856)		(288,188)

For the Year Ended June 30,	2014	2013

Revenues	$136,901	$116,776
Direct costs	46,722	11,913
Interest exp & Minority Interest	117,063	104,863
Operating expenses:	2,418,793	2,481,671
Net loss	$(2,211,551)	$(2,254,374)

Item 7.  Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis in conjunction with the information set forth under Item 6, Selected Consolidated Financial Data, and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Our significant accounting policies are more fully described in Note 1 to the financial statements. However, certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on knowledge of our industry, historical operations, terms of existing contracts, and our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

Overview

INFRAX market opportunity exists in one of the largest industries in the world. Globally, according to the International Energy Agency (IEA), this industry is expected to spend close to $10 trillion dollars by 2030 to upgrade electrical infrastructure. Technology innovations in power delivery have been fermenting for years, but only now is the confluence of physical need and social expectations creating an environment in which real and sustained monetary commitments are being made to create a “Smart Grid” built on information-based devices, digital communication and advanced analytics. Networking giant Cisco has estimated that the market for smart grid communications will grow into a $20 billion-a-year opportunity as the infrastructure is built out over the next five years. Globally, SBI expects the market for smart grid technologies to grow to about $171 billion by 2014 up from approximately $70 billion in 2009.

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

We believe our technology is particularly well suited for a range of other solutions across the broad category of the IoT (internet of things). We are focused on critical infrastructure that requires similar networking performance as the current market we serve. Our first expansion beyond the power grid has been on facility infrastructure, specifically automated wireless LED lights. We believe that by applying advanced networking technology, we can enable facilities and cities to achieve their goals for increasing energy and operating efficiency while improving quality of life. We expect to expand our offerings in this area as the market opportunity evolves.

Infrax’s innovative and comprehensive solutions have the power to secure the future.

Factors Affecting Our Performance

The Pace of Smart Grid Adoption

Our financial performance is correlated to the pace of adoption of the smart grid in the utility industry. The adoption of the smart grid in the United States and globally is evolving and is impacted by multiple factors including the business needs and priorities for utilities, cost benefit analysis, technology testing, rate case timing, regulatory or government reviews and approvals and consumer sentiment. Smart grid adoption in international markets has trailed adoption in the United States as international markets continue to explore the technology and define the benefits and regulatory requirements for the smart grid. Although we believe the adoption of the smart grid will continue to expand globally, the future pace and degree of adoption cannot be determined with certainty.

Long and Unpredictable Sales Cycles

Sales cycles with our prospective customers, particularly to utilities, which are our primary set of prospective customers, tend to be long and unpredictable. Sales cycles can be subject to multiple trial deployments, or pilots, before a full deployment contract is awarded, with no assurance that our networking platform and solutions will be selected. Our customers also typically need to obtain regulatory approval for these deployments.

Reliance on Third-Party Manufacturers

We outsource the manufacturing of our hardware products to third-party contract manufacturers. Accordingly, a significant portion of our cost of revenues and substantially all of our deferred costs consist of payments to our contract manufacturers. Our contract manufacturers generally secure capacity and procure component inventory on our behalf based on a rolling forecast. As part of our design review process, we also attempt to identify alternative or substitute parts for single-source components to further mitigate the risk of shortages.

Innovation of New Products and Services Expansion

An important aspect of our strategy depends on our ability to expand beyond advanced metering sales and sell additional solutions to our existing and prospective customers. There can be no assurance that these products and services will be accepted by utilities or consumers. Similarly, our future success depends on our ability to expand our business beyond the smart grid into IoT (Internet of Things) infrastructure. We have only recently introduced automated wireless LED lights for other industries. There can be no assurance that this or other future IoT products and services will be accepted by potential customers. Other competing products and services for both the smart grid and IoT may emerge and may be more successful.

Investments in Growth

We believe the smart grid and IoT markets are still in their infancy and our objective is to continue to invest for long-term growth. We expect to continue to invest heavily in our research and development initiatives to expand the capabilities of our secure networking platform. In addition, we expect to continue to aggressively expand our sales organization and partnerships to market our solutions both in the United States and internationally. We may incur losses in future periods as we continue to invest in our growth.

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

Product Research and Development

Our Smart Grid products are in the final stages of development and we anticipate delivering prototype solutions to our targeted beta customers by the end of the 4th quarter of 2014. We have budgeted $1.0 M for the completion of our hardware and software products. We may not have financial or other resources to undertake this development. Without additional funding sufficient to cover this budgeted amount, we may not have the resources to conduct this development.

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

Key Elements of Operating and Financial Performance

We monitor the key elements of our operating and financial performance to help us evaluate growth trends, determine investment priorities, establish budgets, measure the effectiveness of our sales efforts and assess operational efficiencies.

Revenue

Currently, we derived all of our revenue from sales of Lockwood Technology products and services that enable customers to manage their assets internally. In 2014, product revenue represented 31% and service revenue represented 69% of our total revenue.

Our product revenue is derived from sales of asset management system software. To date, in our typical customer deployments, we have sold our Lockwood asset management system directly to our customers. However, when requested by our customers, we have sold third-party devices such as handheld inventory counting devices directly to our customers.

Our service revenue includes fees for professional services, managed services and SaaS, and ongoing customer support. To date, a substantial majority of our revenue is attributable to a limited number of customer solutions that includes Lockwood’s current customers such as Sapient and Level 3.

We expect that a limited number of customers will continue to account for a substantial portion of our revenue in future periods (although these customers have varied and are likely to vary from period to period) until the completion of our Smart Grid platform.

Cost of Revenue and Gross Profit (Loss)

Product cost of revenue consists of third party product costs, including raw materials, component parts and associated freight, and normal yield loss in the period in which we recognize the related revenue. In addition, product cost of revenue may include compensation, benefits and stock-based compensation provided to our personnel, and overhead and other direct costs, which are recognized in the period in which we recognize the related revenue. Further, we recognize certain costs, including logistics costs, expenses for inventory obsolescence, warranty obligations, lower of cost or market adjustments to inventory, and amortization of intangibles, in the period in which they are incurred or can be reasonably estimated.

Service cost of revenue includes compensation and related costs for our yearly maintenance service delivery, customer operations and customer support personnel, facilities and infrastructure cost and depreciation. In accordance with our accounting policies, we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred as described under "-Critical Accounting Policies and Estimates-Revenue Recognition."

Our gross profit (loss) varies from period to period based on the volume, average selling prices, and mix of products and services recognized as revenue, as well as product and service costs, expense for warranty obligations, and inventory write-downs. The timing of revenue recognition and related costs, which depends primarily on customer acceptance, can fluctuate significantly from period to period and have a material impact on our gross profit and gross margin results.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as legal settlement expenses and amortization of acquired intangibles. Personnel-related expense represents a significant component of our operating expenses.

Sales and Marketing

Sales and marketing expense consists primarily of; compensation, benefits, sales commissions and stock-based compensation provided to our sales, marketing and business development personnel, as well as facility costs and other related overhead; marketing programs, including expenses associated with industry events and trade shows; and travel costs.

General and Administrative

General and administrative expense consists primarily of; compensation, benefits and stock-based compensation provided to our executive, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead; and

fees paid for professional services, including legal, tax and accounting services.

RESULTS OF OPERATIONS

Comparison year ended June 30, 2014 to June 30, 2013

Total Revenue. Total revenue for 2014 was $136,901 compared to $116,776 in 2013, representing an increase of approximately 17%. Substantially all revenue from 2014 and 2013 was derived from few customers. The increase in total revenue is attributable to the revival of older expired annual Maintenance & Support contracts for the Lockwood Asset Tracking & Management Software.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2014 were approximately $46,722 compared to $11,913 for 2013. The increase in selling, general and administrative expenses in 2014 as compared 2013 was due primarily to the cost of updating the existing maintenance software to a higher sophisticated level.

Net Loss from Operations. For the year ended June 30, 2014 and 2013, we incurred net losses of $2,211,551 and $2,254,374, respectively.   Losses included $110,702 and $0.00 of stock based compensation for the years ended June 30, 2014 and 2013, respectively.  Losses also include depreciation and amortization, non-cash expenses, in the amount of $1,662,002 and $1,663,023 for the years ended June 30, 2014 and 2013, respectively. There were no write downs in 2014: however, impairments and write downs of certain assets occurred in 2014 and 2013, due to valuation assessments by management, incurring charges of approximately $25,338 and $31,538 respectively.

Compensation and consulting expenses decreased approximately $160,668 for the comparative periods, due to the decrease in reduction in operations and officer compensation. General and administrative decreased approximately $61,836, while professional fees increased approximately $25,932.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had approximately $547 in cash. We have exceeded the line of credit from Mr. Talari for which to pay normal operating expenses. Mr. Talari has continued funding our operations. Mr. Talari has expressed commitment to $1 million dollars of funding; the Company is currently in process of formalizing the agreement. We believe this support will allow our continuation while we attempt to secure other sources of financing to develop our business plan, and increase efforts of our marketing plan.  Cash used in operations was $60,856. which was primarily provided from advances from our majority shareholder.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2014 and 2013, which are contained in this filing, the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infrax Systems, Inc.

Saint Petersburg, Florida

We have audited the accompanying consolidated balance sheet of Infrax Systems, Inc. as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infrax Systems, Inc. as of June 30, 2014 and 2013, and the results of their operations, changes in their stockholders' equity and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  DKM Certified Pubic Accountants

Clearwater Florida

September 29, 2014

Infrax Systems, Inc.

Consolidated Balance Sheets

	June 30, 2014	June 30, 2013
Assets
Current assets
Cash	$547	$300
Accounts receivable	5,000	19,256
Inventory	6,200	31,538
Loan receivable from affiliate	12,173	2,221
Note receivable	-	-
Total current assets	23,920	53,315

Property & equipment, net of accumulated depreciation of $139,469 and $106,345, respectively	41,338	74,462

Intangible property, net of accumulated amortization of $6,201,411 and $4,572,532, respectively	1,813,963	3,442,842
Deposits	4,500	4,500
Total Assets	$1,883,721	$3,575,119

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$164,040	$137,629
Accrued expenses	1,589,760	1,091,589
Customer deposits and deferred revenue	53,328	68,158
Notes payable	724,500	724,500
Loans and notes payable, related parties	-	-
Total current liabilities	2,531,628	2,021,876

Notes payable to Shareholder	823,691	762,588
Total liabilities	3,355,319	2,784,464

Stockholders' Equity
Preferred Stock, 100,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated; 2,524,834 and 2,524,834 issued and outstanding	2,525	2,525
Series B Convertible: 10,000,000 shares designated; 12,330 and 12,330 issued and outstanding	13	13
Common Stock, $.001 par value, 900,000,000 shares authorized; 110,592,793 and 103,212,682 shares issued and outstanding, respectively	110,593	103,213
Additional paid-in capital	13,783,942	13,680,620
Minority interest in subsidiary	(344,437)	(183,033)
Accumulated deficit	(15,024,234)	(12,812,683)
Total stockholders' equity	(1,471,598)	790,655

Total Liabilities and Stockholders' Equity	$1,883,721	$3,575,119

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statements of Operations

	For the Year Ended June 30,
	2014	2013

Revenues	$136,901	$116,776
Direct costs	46,722	11,913
	90,179	104,863

Operating expenses:
Salaries and benefits	491,230	627,885
Stock based compensation	110,702	-
Professional fees	76,593	50,661
General and administrative	78,266	140,102
Amortization and depreciation	1,662,002	1,663,023
Total operating expenses	2,418,793	2,481,671

Other income (expense):
Interest expenses	(44,341)	(43,830)
Total other income (expense)	(44,341)	(43,830)

Loss from operations before income taxes	(2,372,955)	(2,420,638)

Provision for income taxes	-	-
	(2,372,955)	(2,420,638)

Minority Interest	161,404	166,264

Net loss	$(2,211,551)	$(2,254,374)

Earnings (loss) per share:
Basic and dilutive	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and dilutive	108,627,578	102,053,173

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,211,551)	$(2,254,374)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	1,662,003	1,663,023
Issuance of stock in settlement of services	110,702	71,614
Amortization of deferred revenue	(94,888)	(64,821)
Loss on sale of assets	-	-
Impairment loss	-	31,538
Minority interest	(161,404)	(166,264)
Changes in assets and liabilities:
Accounts receivable	14,256	45,977
Inventory	25,338	-
Due from affiliate	(9,952)	(1,943)
Prepaid and other	-	2,222
Accounts payable	26,411	(294,279)
Accrued expenses	498,171	544,197
Customer deposits and deferred revenue	80,058	132,979
Net Cash (Used) in Provided by Operating Activities	(60,856)	(288,188)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-
Proceeds from sale of assets	-	-
Decrease (increase) in other assets	-	-
Net Cash (Used) in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party advances	61,103	286,416
Net Cash (Used) Provided by Financing Activities	61,103	286,416

Net increase/decrease in Cash	247	(1,772)
Cash at beginning of period	300	2,072
Cash at end of period	$547	$300

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of preferred stock in exchange for accrued salaries	$-	$492,895
Issuance of common stock in satisfaction of payables	$-	$20,910

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statement of Stockholders' Equity

	Preferred		Common		Additional Paid in	Minority	Accumulated Deficit Development	Stock- holders'
	shares	$.001 par	shares	$.001 par	Capital	Interest	Stage	Equity

Balance at June 30, 2012	2,524,834	$2,525	98,580,428	$98,580	$13,099,847	$(16,769)	$(10,558,309)	$2,625,874

Shares for services			3,653,754	3,654	67,960			71,614

Conversion of salaries payable	12,330	13			492,882			492,895

Shares for accounts payable			978,500	979	19,931			20,910

Net loss						(166,264)	(2,254,374)	(2,420,638)

Balance at June 30, 2013	2,537,164	$2,538	103,212,682	$103,213	$13,680,620	$(183,033)	$(12,812,683)	$790,655

Shares for services			7,380,111	7,380	580			110,702

Net loss						(161,404)	(2,211,551)	(2,372,955)

Balance at June 30, 2014	2,537,164	$2,538	110,592,793	$110,593	$13,783,942	$(344,437)	$(15,024,234)	$(1,471,598)

The accompanying notes are an integral part of these financial statements.

 Infrax Systems, Inc.

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

1.           History of the Company and Nature of the Business

History of the Company

Infrax Systems, Inc. (formerly OptiCon Systems, Inc.) (“the Company”, “Infrax” ) was formed as a Nevada corporation on October 22, 2004.  On July 29, 2005, the stockholders of the Company entered into an agreement to exchange 100% of the outstanding common stock of the Company, for common and preferred stock of FutureWorld Energy, Inc. (formerly Isys Medical, Inc.), a publicly traded company, at which time, the Company became a wholly owned subsidiary of FutureWorld Energy, Inc..

FutureWorld Energy, Inc. ( “FutureWorld” ), Infrax’s parent company, announced its intention to spin off Infrax (formerly OptiCon Systems, Inc.) by the payment of a stock dividend.  In connection with the proposed spinoff, Infrax’s board of directors approved a stock dividend of 99,118 shares to FutureWorld, its sole shareholder.  On August 31, 2007, FutureWorld paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Infrax’s stock for every two shares they own of FutureWorld.  As of August 31, 2007, Infrax ceased being a subsidiary of FutureWorld.

 Nature of Business

Since its inception till September 2009, the Company has been dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed, and acquired from Corning Cable System, Inc.  From inception, the Company has funded its operations with proceeds from the sale of securities and, from 2011, with revenue from sales of products services.

In October 2009, the Company shifted its focus and energies towards the “Smart Grid” energy sector. The Company believes our secure integrated platform will hasten the deployment of all Smart Grid technology for resource constrained small and mid-sized utilities.  Infrax’s advantage comes from our products ability to enable the creation of a secure platform scalable to deliver a broad set of intelligent Smart Grid initiatives across millions of endpoints for Utilities.

As of June 29, 2010, the Company acquired the assets and management of Trimax Wireless Systems, Inc. (“Trimax”), in exchange for equity and a note payable.  The Trimax product line is expected to provide an operating platform and enhanced operating effectiveness to the Infrax smart grid wireless platforms. Furthering our development towards becoming a leader in the emerging smart-grid industry asset management, on April 8, 2011 we acquired a 70% controlling interest in Lockwood Technology Corporation, to supply RFID and asset tracking, among other technology value to our product lines.

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

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Infrax Systems, Inc., and Lockwood Technology Corporation (70%), net of minority interests (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and material intercompany transactions have been eliminated.

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

The Company measures at fair value its assets and liabilities based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, which include certificates of deposits and money market funds.
•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2014 and 2013, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Accounts Receivable and Credit

Accounts receivable consist of amounts due for the delivery of sales or services to its customers.  Prepayments on account are recorded as customer deposits, a current liability. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventories

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of component parts and accessories available for sale.  Parts are generally purchased for projects, as minimal inventory is held to supply customers.

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2014 and 2013.

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

On May, 2011 the Company completed the acquisition of controlling interest (70%) in Lockwood Technology Corporation, in exchange for stock and certain considerations (cash and warrants). The shares were issued at the fair market value at the date of the transaction ($1,650,000) and warrants were valued using an option price model ($477,900). The total purchase price, net of cash, notes receivable, and net assets acquired was $1,956,158. The Company recognized an immediate impairment in the amount of $641,008 in consideration of its analysis of future discounted cash flows and industry multiples of the acquired Company, resulting in net intangible assets of $1,315,150. Management’s allocation of the purchase price was based on our assessment of the fair market value of the assets acquired, in accordance with Accounting Standard Codification, Topic 805. Fixed assets and other tangible assets were evaluated for market value. There were no identifiable assets that had any significant appreciation or impairment; therefore those assets have been brought over at the historical basis, net of depreciation. The analysis of the intangible values purchased were allocated to the Lockwood customer list (30% or $394,550) and the developed software and licensing technology (70% or $920,600).

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

 Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, 2014 and 2013, as reported. Certain impairments have been recorded to reflect the net realizable value of the associated assets, based on fair value (inventory) or discounted cash flows (goodwill and intangibles).

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

Revenue associated with software sales to distributors is recognized, net of discounts, when the Company has performed substantially all its obligations under the arrangement.  Until such time as substantially all obligations under the arrangement are met, software sales are recognized as deferred revenue.  Costs and expenses associated with deferred revenue are also deferred.  When software sales arrangements include a commitment to provide training and/or other services or materials, the Company estimates and records the expected costs of these training and/or other services and/or materials.

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses.  Advertising expense was $0 and $0 for the years ended June 30, 2014 and 2013, respectively

Research and Development

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

	June 30, 2014	June 30, 2013
Earnings (Loss) per share:
Net Loss	$(2,211,551)	$(2,254,374)

Common shares	110,592,793	103,212,682
Common share equivalents	915,415,206	907,044,437
Dilutive common shares	1,026,007,999	1,010,257,119

Earnings (loss) per share, basic	$(0.02)	$(0.02)
Earnings (loss) per share, dilutive	$(0.00)	$(0.00)

Impact of Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2014 through the date these financial statements were issued.

3.           Going Concern

As of June 30, 2014, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit.  As of June 30, 2014, the Company had negative working capital in excess of $2,500,000, and approximately $547 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.           Property and Equipment

Property and equipment consists of the following:

	June 30, 2014	June 30, 2013
Office and computer equipment	$120,636	$120,636
Furniture and fixtures	54,703	54,703
Computer software	5,468	5,468
	180,807	180,807
Accumulated depreciation	139,469	106,345
	$41,338	$74,462

For the years ended June 30, 2014 and 2013 the total depreciation expense charged to operations totaled $33,124 and 34,578, respectively.

5.           Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2014	June 30, 2013
Opticon fiber optic management software	$189,862	$189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	394,550
Lockwood licensing and technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	6,201,411	4,572,532
	$1,813,963	$3,442,842

For the years ended June 30, 2014 and 2013 the total amortization expense charged to operations totaled $1,813,963 and $1,628,878, respectively.

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2015	1,389,881
2016	209,837
2017	25,718
thereafter	188,527
$1,813,963

During the years ended June 30, 2014 and 2013, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  The capitalized software costs are amortized when the software is actually sold to customers.  Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software’s economic life.  At June 30, 2014 and 2013 amortization expense was $0 and $0, respectively.

TriMax intellectual property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks.  The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property.  The valuation considered future cash flows of the operating intangible assets acquired.  The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets.  The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing.  The acquisition carrying value assigned to the intellectual property was $6,329,342. At June 30, 2014 and 2013 amortization expense was $1,287,324 and $1,287,324, respectively.

TriMax software

Software development costs, in the amount of $180,020, were acquired in the Trimax acquisition.  The proprietary software was an identified asset of the acquisition and valued at cost.  The capitalized software is available for sale and is to be amortized over a 5 year period. At June 30, 2014 and 2013 amortization expense was $25,717 and $25,717, respectively.

Lockwood Technology Corporation

On June 30, 2011 the Company completed the acquisition of controlling interest in Lockwood Technology Corporation, a leading RFID software and hardware solutions provider, from Daedalus Capital, LLC. Infrax Systems acquired 70% interest in exchange for stock and certain considerations, including a $50,000 note receivable (due in 180 days) from the sellers to Infrax and $112,000 in cash received by Infrax at closing. Additionally, warrants were issued for the purpose of possible future investment capital, to be received by Infrax. Shares were issued at the fair market value at the date of the transaction ($1,650,000). The agreement included warrants for the purchase of 660,000 (post reverse split) common shares at an exercise price of $5.00 (split adjusted, for a term of 3 years. The warrants are callable by Infrax at certain fair market values of the common stock. Warrants were valued at $477,900 using an option price model (assumptions used in calculation: volatility 400%; risk free rate 1.02%; dividend rate 0%). The total purchase price, net of cash, notes receivable, and net assets acquired was $1,956,158 and was allocated to goodwill. The

Company recognized an immediate impairment in the amount of $641,008 in consideration of its analysis of future discounted cash flows and industry multiples of the acquired Company, resulting in a net intangible assets of $1,315,150. Infrax also plans to utilize their expertise in future smart grid deployment projects. Management’s allocation of the purchase price was based on our assessment of the fair market value of the assets acquired, in accordance with Accounting Standard Codification, Topic 805. Fixed assets and other tangible assets were evaluated for market value. There were no identifiable assets that had any significant appreciation or impairment; therefore those assets have been brought over at the historical basis, net of depreciation. The analysis of the intangible values purchased were allocated to the Lockwood customer list (30% or $394,550) and the developed software and licensing technology (70% or $920,600).

6.           Accrued Expenses

Accrued expenses at June 30, 2014 and 2013 were as follows:

	June 30, 2014	June 30, 2013
Accrued salaries and related expenses	$1,291,700	$840,280
Accrued interest	203,042	159,212
Accrued expenses	95,018	92,097
	$1,589,760	$1,091,589

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

Mr Talari opted to waive the Infrax Systems salary for the entire fiscal year ending 06/30/2014. He still does accrue a salary from Lookwood Technology Corporation.

John Verghese

On October 19, 2010, as amended January 1, 2010, the Company entered into a three-year employment agreement with John Verghese as Director of Product Development, one of the Company’s directors. The Agreement provides for (a) a base salary of $6,500 per month, (b) a signing bonus of $10,000, (c) three weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. Additionally Mr. Verghese has the option to purchase 360,000 shares of common stock at $.025 per share, ratably vesting at the employment anniversary date. Mr. Verghese works part time since January 2014.

Terry Gardner

On April 2nd, 2012, the Company entered into a three-year employment agreement with Terry Gardner as VP of Professional Services. The Agreement provides for (a) a base salary of $10,000 per month, (b) a signing bonus of $30,000, (c) three weeks’ vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. Additionally Mr. Gardner has the option to purchase 300,000 shares of common stock at $.04 per share, ratably vesting at the employment anniversary date. Mr. Gardner works part-time since January 2014.

Karin Rohret

On January 2nd, 2010, the Company entered into an employment agreement with Karin Rohret as part-time Controller. The Agreement provides for (a) a base salary of $1,101.67 per month, (b) a signing bonus of $20,000 by the way of Company’s common stock within 30 days of signing the agreement. Additionally Ms. Rohret will be eligible to receive a grant of 600,000 shares of common stock at founder level with a par value of .001. Vesting of the grant shall be at the rate of 200,000 shares on each anniversary from the signing of the agreement. The salary was adjusted to $1,950 on January 2012 as the position required additional hours.

Other employment agreements exist with employees.  As of June 30, 2014 and 2013, the accrued compensation under the employment agreements was $1,006,838 and $433,838, respectively.  These amounts are included in the accrued expenses.

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $823,961 and $762,588 remains outstanding at June 30, 2014 and 2013, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individuals and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $1,123 and $56,185 due to two individuals as of June 30, 2014 and 2013.

Stock Transactions

N/A

9.           Stock Options and Warrants

On December 2, 2005, the Company granted two unrelated individuals Series A Warrants to purchase 4 shares, at an adjusted average exercise price of $17,300, as adjusted for the reverse split.  All of the Warrants expired on November 11, 2011.  All of the Warrants granted were non-qualified fixed price warrants.

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, June 30, 2012	4	4	$477,900	$0.5	3.0 years
Granted	660,000	660,000
Exercised	660,000	660,000
Forfeited	4	4
Options, June 30, 2013	-	-
Granted	-	-	-	-	0.0 years
Exercised	-	-
Forfeited	-	-
Options, June 30, 2014	-	-

The following are the weighted average assumptions for the options granted:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	5.0
Expected price volatility	400.0%
Forfeiture Rate	0.0%

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

11.         Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended June 30, 2014 and 2013:

	Year Ended June 30,
	2014		2013
Federal at federal statutory rate	(34.0)%		(34.0)%
State, net of federal deduction	(3.3)%		(3.3)%
Change in valuation allowance	37.3 ‘	%	37.3 ‘	%
Effective tax rate	0.0 ’	%	0.0 ’	%

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30,
	2014	2013

Income tax benefit at statutory rate	$(824,909)	$(840,882)
Increase (decrease) in income taxes due to:
Change in valuation allowance	824,909	840,882

$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	Year Ended June 30,
	2014	2013

Deferred tax asset (liability)
Net operating loss	5,140,865	4,475,376
Valuation allowance	(5,140,865)	(4,475,376)
	-	-

The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2014 or 2013 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $9,500,000 from inception to June 30, 2014, which will expire, unless used to offset future federal taxable income beginning in 2024. The tax years for June 2010, 2011, 2012 and 2013 are open for examination by state and federal agencies.

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

Rent expense for the years ended June 30, 2014 and 2013 amounted to $41,349 and $42,900, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At June 30, 2014 and 2013 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations as of June 30, 2014 and 2013.

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

UPDATE: The district court referred Defendants' motion to dismiss for a report & recommendation on the disposition of Defendants' motion. On August 22, 2014, the Magistrate Judge entered his report & recommendation denying Defendants' motion to dismiss the civil RICO case against the RICO Defendants. We are now in the process of the final trial date.

14.         Subsequent Events

Infrax Systems entered into a Technical Information License Agreement (TIL) with Itron, the leading manufacturer of smart meters. The license agreement allows Infrax to design its Secure Network Interface Card (SNIC) and communications module for inclusion in Itron Centron I & Centron II meters. We worked closely with Itron during this process to ensure that we are fully compliant and the results to date have all met ITRON’s criteria. As of the filing of this 10/K, Infrax is in the process of certification of its flagship product with ANSI and Itron. FCC and ANSI certifications are complete, as of this filing, and the Company is waiting for relevant documentation and certification number. ITRON will be the next stop in finalization of certification process in which we hope to achieve shortly after the filing of this 10/K.

While we have also been in discussions with several other global meter manufacturers regarding the inclusion of the SNIC and GridMesh into their AMI meters, we believe that ITRON’s dominant market position and the strength of our relationship will drive the results required to meet our business objectives.

We are providing intellectual properties and technologies relating to IoT (Internet of Things) to companies for use to other industries. We have extended our platform, SNIC, to deliver secure M2M (machine to machine) communication and Sensor technology as we believe the market for IoT will dwarf our current industry niche.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 13, 2010 the Board of Directors engaged DKM Certified Public Accountants of Clearwater Florida as our independent registered accounting firm. There have been no disagreements with our independent registered audit firm.

Item 9A.  Controls and Procedures.

Not applicable.

Item 9A(T).  Controls and Procedures

Disclosure Controls

As of June 30, 2014 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of June 30, 2014 such disclosure controls and procedures were not effective.

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2014.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2014 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Mr. Aiello earned a Bachelor of Arts degree in Political Science from the State University of New York at Albany in 1981.

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2013 or 2014 fiscal year.

Code of Ethics.

On July 1, 2005, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended June 30, 2014, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sam Talari, Chief Executive Officer, 3637 4th Street North, Suite 330, St. Petersburg, FL 33781.  We have posted our Code of Ethics on our website http://www.infraxinc.com/about-us/investor-relations/, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

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

Name and principal position	Year	Salary		Bonus	Stock Award	All other compensation	Total

Sam Talari,	2013		$180,000	-0-	-0-	-0-		$180,000
Acting CEO & Co-Chairman	2012		$164,000	-0-	-0-	-0-		$164,000

Malcolm F. Welsh,	2013		$0	-0-	-0-	-0-		$0
Co-Chairman		$					$

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

Malcolm F. Welch

On October 6, 2009, the Company entered into a one-year employment agreement with Malcolm F. Welch, one of the Company’s directors and Co-Chairman of the Board.  The agreement is automatically extended for successive one one-year periods, unless previously terminated. The Agreement, as amended effective January 1, 2010 provides for (a) a base salary of $2,000 per month; (b) eligibility to receive 375,000 shares of the Company’s common stock based on the employee’s achievement of goals and objectives approved by the Board; (c) an option to purchase 375,000 shares of the Company common stock at $0.025 per share to be granted over a 3 years based on the achievement of goals and objectives established by the Board; (d) a bonus based on the level of funding the Company achieves through June 30, 2013 ; (e) two weeks’ vacation during first year of employment; and (f) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

—	each of our directors and executive officers, at September 19, 2014;
—	our directors and executive officers as a group, at September 19, 2014; and
—	other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

The address of our directors and executive officers is our address. Except as noted in the following table, we are not aware of any other person or “group”, as defined in the Regulation S-K, who owned five percent or more of our common stock at September 29, 2014.  We have no reason to believe that each person identified in the table does not have sole voting and investment power over the shares he owns, except as noted.

Name	Number of Shares (a)	Percent of Ownership

Sam Talari (b)	73,329,455	66.3%
Paul J. Aiello	8,058,438	7.29%
Malcolm F. Welch	274,127	0.25%
John Verghese	6,121,200	5.53%
All directors and officers as a group (4 persons)	87,783,220	79.37%

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plan approved by security holders	None	Not applicable	None

Equity compensation plan not approved by security holders	None	Not applicable	None

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal years 2014 and 2013, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control.

We do not anticipate entering into any future transactions with our directors, officers and affiliates.

There are no family relationships between the directors or executive officers.

Item 14.  Principal Accountant Fees and Services

The following table sets forth amounts we have been billed with respect to 2014 and 2013 for certain services provided by our independent accountants, Drake & Klein, PA. For the year ended June 30, 2014, information includes fees charged by our prior auditors, Randall N. Drake, CPA, PA, which performed the reviews of our financial statements through March 31, 2014 10Q:

Service	2014	2013
Audit	$15,000	$15,000
Review of unaudited financial statements	$6,000	$6,000
Audit-related fees	$0	$0
Tax compliance, tax advice and tax planning	$0	$0
All other services	$0	$0

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

Signature, Name and Position:	Date:

/s/ Sam Talari	September 29, 2014
Sam Talari, Principal Executive Officer

/s/ Sam Talari	September 29, 2014
Principal Financial Officer and Principal Accounting Officer and Director