Form 10-Q
period 2014-09-30
INFRAX SYSTEMS, INC.
filed 2014-11-19
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2014 (First Quarter)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ (1)

(1) Although the registrant is not required to file reports by Section 13 or 15(d) of the Securities Exchange Act of 1934, it has filed all Exchange Act reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 14, 2014, the registrant had 110,592,793 shares of common stock outstanding.

Infrax Systems, Inc.
Consolidated Balance Sheets (unaudited)

	September 30,	June 30,
	2014	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$2,012	$547
Accounts receivable	13,500	5,000
Inventory	6,200	6,200
Loan receivable from affiliate	1,101	12,173
Total current assets	22,813	23,920

Property & equipment, net of accumulated - net	35,081	41,338
Intangible property, net of accumulated - net	1,439,674	1,813,963
Deposits and loan costs	6,050	4,500
Total Assets	$1,503,618	$1,883,721

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$167,311	$164,040
Accrued expenses	1,694,828	1,589,760
Deferred revenue	56,757	53,328
Notes payable, net	744,343	724,500
Total current liabilities	2,663,239	2,531,628

Notes payable to shareholder	772,836	823,691
Total liabilities	3,436,075	3,355,319

Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series B Convertible: 10,000,000 shares designated;
13,540 and 13,540 issued and outstanding	13	13
Common stock, $.001 par value, 100,000,000 shares
authorized; 110,592,793 and 110,592,793 shares
issued and outstanding, respectively	110,593	110,593
Additional paid-in capital	13,855,574	13,783,942
Minority interest in subsidiary	(375,885)	(344,437)
Accumulated deficit	(15,525,277)	(15,024,234)
Total stockholders' equity	(1,932,457	(1,471,598)

Total Liabilities and Stockholders' Equity	$1,503,618	$1,883,721

.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2014	2013

Revenues	$16,071	$65,167
Direct costs	—	19,580

Gross Profit	16,071	45,587

Operating expenses:
Salaries and benefits	108,881	110,290
Stock based compensation	—	75,000
Consulting	—	—
Professional fees	26,775	10,967
General and administrative	14,861	18,175
Amortization and depreciation	382,718	415,623
Total operating expenses	533,235	630,055

Other income (expense):
Interest expenses	(15,327)	(10,958)
Total other (expense)	(15,327)	(10,958)

Loss from operations before income taxes and minority interest	(532,491)	(595,426)

Provision for income taxes	—	—

Loss from operations before minority interest	(532,491)	(595,426)

Minority Interest	31,448	36,222

Net loss	$(501,043)	$(559,204)

Earnings (loss) per share:
Basic	$(0.004)	$(0.005)
Weighted average shares outstanding
Basic	110,592,793	103,542,352

Infrax Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(501,043)	$(559,204)
Adjustment to reconcile Net Income to net
cash provided by or (used in) operations:
Depreciation and amortization	382,718	415,623
Amortization of deferred revenue	(16,071)	(23,716)
Amortizaion of debt discount	3,925	—
Stock based compensation	—	75,000
Minority interest	(31,448)	(36,222)
Changes in assets and liabilities:
Accounts receivable	(8,500)	(13,944)
Inventory	—	—
Related party loans	—	—
Prepaid and other	9,522	(3,203)
Accounts payable	3,271	31,860
Accrued expenses	105,068	108,401
Customer deposits and deferred revenue	19,500	19,500
Net Cash (Used) by Operating Activities	(33,058)	14,095

Cash Flows from Investing Activities:
(Purchase) disposal of property and equipment	(2,172)	—
Net Cash (Used) Provided by Investing Activities	(2,172)	—

Cash Flows from Financing Activities:
Net proceeds from debt	87,550
Payments to related parties	(50,855)	(14,095)
Net Cash (Used) Provided by Financing Activities	36,695	(14,095)

Net increase/decrease in Cash	1,465	—

Cash at beginning of period	547	300

Cash at end of period	$2,012	$300

Supplemental cash flow information:

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental schedule of non-cash financing and investing activities:
None

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2014

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2014, the consolidated statements of operations and statements of cash flows for the three months then ended, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2014, and the results of operations and changes in cash flows for the three months then ended, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2014 on Form 10-K filed with the SEC on September 29, 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of September 30, 2014 and June 30, 2014, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from five to nine years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at September 30, 2014.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at September 30, 2014 and June 30, 2014.

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $0 and $4,706 for the three month periods ending September 30, 2014 and 2013, respectively

Income Taxes

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

	September 30,
	2014	2013
Earnings (Loss) per share:
Net Loss	$ (501,043)	$ (559,204)

Common shares	110,592,793	103,542,352

Earnings (loss) per share, basic	$ (0.004)	$ (0.005)

*Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended September 30, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended June 30, 2014.

3.   Going Concern

As of September 30, 2014, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of September 30, 2014, the Company had negative working capital of approximately $2.6 million and approximately $2,000 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even. Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

5.   Property and Equipment

Property and equipment consists of the following:
	September 30,	June 30,
	2014	2014
	(unaudited)	(audited)
Office and computer equipment	$ 120,636	$ 120,636
Furniture and fixtures & improvements	56,875	54,703
Computer software	5,468	5,468
	182,979	180,807
Accumulated depreciation	(147,898)	(139,469)
	$ 35,081	$ 41,338

For the three months ended September 30, 2014 and 2013, the total depreciation expense charged to operations totaled $8,429, and $8,404 respectively.

6.  Intangible Assets

Intangible assets consists of the following:
	September 30, 2014	June 30, 2014
	(unaudited)	(audited)
Opticon fiber optic management software	$ 189,862	$ 189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	394,550
Lockwood licensing technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	(6,575,700)	(6,201,411)
	$ 1,439,674	$ 1,813,963

For the three months ended September 30, 2014 and 2013, the total amortization expense charged to operations totaled $374,289 and $407,219, respectively.

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

During the three months ended September 30, 2014 and 2013, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  The capitalized software costs are amortized when the software is actually sold to customers. Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software’s economic life.

TriMax intellectual property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks. The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property. The valuation considered future cash flows of the operating intangible assets acquired. The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets. The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing. The acquisition carrying value assigned to the intellectual property was $6,329,342 for the period of September 30, 2014.

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

The Company recognized an immediate impairment in the amount of $641,008 in consideration of its analysis of future discounted cash flows and industry multiples of the acquired Company, resulting in a net intangible assets of $1,315,150. Infrax also plans to utilize their expertise in future smart grid deployment projects. Management’s allocation of the purchase price was based on our assessment of the fair market value of the assets acquired, in accordance with Accounting Standard Codification, Topic 805. Fixed assets and other tangible assets were evaluated for market value. There were no identifiable assets that had any significant appreciation or impairment; therefore those assets have been brought over at the historical basis, net of depreciation. The analysis of the intangible values purchased were allocated to the Lockwood customer list (30% or $394,550) and the developed software and licensing technology (70% or $920,600), for the period of September 30, 2014.

7.    Notes payable

Notes payable consist of the following as of September 30, 2014;

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. (“Trimax”) for the purchase of their business assets and technology for preferred shares of the Company, the assumption of liabilities and a note payable, in the amount of $712,500. The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment. The Company shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof ("Maturity Date") (December 29, 2010). Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date. As of the balance sheet date the Company is in default, as it has not made payments on this loan and is currently in negotiations to extend terms. There is no default interest rate. Subsequent to the balance sheet date, in November 2014, the Company negotiated a full and final settlement of this obligation, including all accrued interest for a one-time cash payment of $30,000, and the issuance of 2,325,581 common shares valued at $40,000 at the time of issuance.

The Company issued a demand note to an unrelated party, with an unpaid balance in the amount of $6,000 with an annual interest rate of 18%. There are no repayment terms.

In April of 2011 the Company issued a demand note to an unrelated party in the net amount of $6,000 for cash infused into the Company at the time of the acquisition of its interest in Lockwood Technology Corporation. The note is non-interest bearing and has no repayment terms.

On August 28, 2014, the Company issued an 8% Convertible Redeemable Note to LG Capital Funding, LLC in the amount of $32,550. All interest and principal is due and payable on August 28, 2015, the maturity date. The holder of this Note is entitled, at its option, at any time after 180 days, to convert all or any amount of the Principal face amount of this Note then outstanding into shares of the Company’s common stock without restrictive legend, at a price equal to 55% of the Company’s lowest trading price for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. The balance as of September 30, 2014, net of unamortized discount of $25,173 is $7,377.

On September 10, 2014, the Company issued a 10% Convertible Promissory Note to Iconic Holdings, LLC, with a maximum loan amount of $110,000, and an Original Issue Discount of $10,000, which amount shall be withheld from any portion of the full loan availability on a prorated basis as guaranteed interest which amount shall be deemed to be earned as of the date of each such payment by the Holder. This note may be prepaid according to the following schedule: Within 60 days of the date of execution, this Note may be prepaid for 125% of face value plus accrued interest. Between 60 and 120 days from the date of execution, this Note may be prepaid for 130% of face value plus accrued interest. Between 120 and 180 days from the date of execution, this Note may be prepaid for 135% of face value. After 180 days from the date of execution until the Due Date, this Note may not be prepaid without written consent from the Holder. The Holder shall have the right, at the Holder’s option, at any time to convert the outstanding principal amount and interest under this Note in whole or in part, at a price equal to 55% of the Company’s lowest trading price during the 20 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note. The balance as of September 30, 2014, net of unamortized discount of $42,534 is $12,466.

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

Mr. Talari opted to waive the Infrax Systems salary for the three months ended September 30, 2014. He still does accrue a salary from Lockwood Technology Corporation

John Verghese

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

Other employment agreements exist with employees

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually. Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $772,836 and $823,691 remains outstanding at September 30, 2014 and June 30, 2014, respectively. Mr. Talari has pledged additional funding for operating capital, up to $1 million, under the same terms as the original Master Note.

9. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended September 30, 2014 and 2013. The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2014 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $9,500,000 from inception to September 30, 2014, which will expire, unless used to offset future federal taxable income beginning in 2024. The tax years ending June 30, 2010 through June 30, 2014 are open for inspection by both Federal and State Agencies.

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

Rent expense for the three months ended September 30, 2014 and 2013 amounted to $8,642 and $11,458, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At September 30, 2014 and 2013 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations as of September 30, 2014.

During the quarter ended June 30, 2011, Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. In November 2014, the Company negotiated a full and final settlement of this dispute, including all accrued interest for a one-time cash payment of $30,000, and the issuance of 2,325,581 common shares valued at $40,000 at the time of issuance. During quarter ended June 30, 2012, The Company filed a Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA. We are requesting an award of compensatory damages, an award of treble damages pursuant to the provisions of RICO and other applicable federal and state statutes and an award of punitive damages in the full amount by the jury against each of the Defendants. As Plaintiff, we have suffered damages as a result thereof, an amount in excess of $4,350,000. We are asking for a total damages up to 4 times the amount of loss or close to $16M. As of the filing of this 10/Q, we have had success in freezing their operational account and all funds associated with that account. We are also in settlement talks with Sovereign bank.

 12.  Subsequent Events

In November 2014, The Company entered into a full and complete settlement agreement with Trimax Wireless, Inc. for the settlement of an outstanding litigation surrounding the former asset purchase agreement entered into in June 2010. Trimax made claims to a promissory note for payment, which had a face value of $712,500 when entered into on June 28, 2010. The principal amount of the note and the interest accrued through September 30, 2014 was approximately $895,000. Under the settlement agreement, there was no admission of liability by either Party. The promissory note debt was released, and Infrax agreed to dismissal of all of its claims in the litigation. Under the terms of the agreement, Infrax agreed to a one-time payment of $30,000.00 and the issuance of 2,325,581 common shares valued at $40,000 at the time of the agreement..

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

The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the fiscal year ended June 30, 2014. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements.

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

.

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

Recent Accounting Pronouncement

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended June 30, 2014.

Off-Balance Sheet Arrangements:

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Subsequent Events:

In November 2014, The Company entered into a full and complete settlement agreement with Trimax Wireless, Inc. for the settlement of an outstanding litigation surrounding the former asset purchase agreement entered into in June 2010. Trimax made claims to a promissory note for payment, which had a face value of $712,500 when entered into on June 28, 2010. The principal amount of the note and the interest accrued through September 30, 2014 was approximately $895,000. Under the settlement agreement, there was no admission of liability by either Party. The promissory note debt was released, and Infrax agreed to dismissal of all of its claims in the litigation. Under the terms of the agreement, Infrax agreed to a one-time payment of $30,000.00 and the issuance of 2,325,581 common shares valued at $40,000 at the time of the agreement.

RESULTS OF OPERATIONS

For the Three Months ended September 30, 2014 and 2013:

During the three month period ended September 30, 2014, we had sales from the delivery of equipment and services in the amount of $16,071 compared to $45,587 for the comparable three month period ended September 30, 2013. The Company has increased its marketing efforts with Lockwood and retired product lines that were not profitable.

Our expenses exclusive of amortization, depreciation and stock based compensation increased by $11,085 to $150,517 from $139,432 for the three month period ended September 30, 2014 and 2013, respectively. Expenses increased primarily to an increase in professional fees during the quarter.

Amortization and depreciation expense was $382,718 for the three months ended September 30, 2014 as compared to $415,623 for the three months ended September 30, 2013.

For the three months ended September 30, 2014, we incurred a net loss of $501,043 compared to a net loss of $559,204 for the three months ended September 30, 2013.

.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had approximately $2,000 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $227,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At September 30, 2014, we owe Mr. Talari $772,836 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Disclosure controls and procedures:  As of September 30, 2014, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect this control.

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

During the fourth quarter of our year ended June 30, 2011, Trimax Wireless filed a complaint relating to the unpaid balance of the Promissory Note executed with the acquisition of Trimax Wireless. In November 2014, The Company entered into a full and complete settlement agreement with Trimax Wireless, Inc. for the settlement of an outstanding litigation surrounding the former asset purchase agreement entered into in June 2010. Trimax made claims to a promissory note for payment, which had a face value of $712,500 when entered into on June 28, 2010. The principal amount of the note and the interest accrued through September 30, 2014 was approximately $895,000. Under the settlement agreement, there was no admission of liability by either Party. The promissory note debt was released, and Infrax agreed to dismissal of all of its claims in the litigation. Under the terms of the agreement, Infrax agreed to a one-time payment of $30,000.00 and the issuance of 2,325,581 common shares valued at $40,000 at the time of the agreement. We have filed a Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA. We are requesting an award of compensatory damages, an award of treble damages pursuant to the provisions of RICO and other applicable federal and state statutes and an award of punitive damages in the full amount by the jury against each of the Defendants. As Plaintiff, we have suffered damages as a result thereof, an amount in excess of $4,350,000.00. We are asking for a total damages up to 4 times the amount of loss or close to $16M. As of the filing of this Q, We have had success in freezing their operational account and all funds associated with that account.

Item 1A	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Report on Form 10-K for the year ended June 30, 2014 filed on September 29, 2014 with the Securities and Exchange Commission.

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

Infrax Systems, Inc.
(Registrant)

Date: 11/19/14	By: /s/ Sam Talari
Sam Talari
Principal Executive Officer

Date: 11/19/14	By: /s/ Sam Talari
Sam Talari
Principal Financial & Accounting Officer