Form 10-Q/A
period 2014-09-30
INFRAX SYSTEMS, INC.
filed 2014-11-19
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 14, 2014, the registrant had 110,592,793 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 removes a footnote reference previously included relative to the registrants’ compliance with filing all reports required by Section 13 of 15(d)

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

Infrax Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2014	2013

Revenues	$16,071	$65,167
Direct costs	-	19,580

Gross Profit	16,071	45,587

Operating expenses:
Salaries and benefits	108,881	110,290
Stock based compensation	-	75,000
Consulting	-	-
Professional fees	26,775	10,967
General and administrative	14,861	18,175
Amortization and depreciation	382,718	415,623
Total operating expenses	533,235	630,055

Other income (expense):
Interest expenses	(15,327)	(10,958)
Total other (expense)	(15,327)	(10,958)

Loss from operations before income taxes and minority interest	(532,491)	(595,426)

Provision for income taxes	-	-

Loss from operations before minority interest	(532,491)	(595,426)

Minority Interest	31,448	36,222

Net loss	$(501,043)	$(559,204)

Earnings (loss) per share:
Basic	$(0.004)	$(0.005)
Weighted average shares outstanding
Basic	110,592,793	103,542,352

Infrax Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(501,043)	$(559,204)
Adjustment to reconcile Net Income to net
cash provided by or (used in) operations:
Depreciation and amortization	382,718	415,623
Amortization of deferred revenue	(16,071)	(23,716)
Amortizaion of debt discount	3,925	-
Stock based compensation	-	75,000
Minority interest	(31,448)	(36,222)
Changes in assets and liabilities:
Accounts receivable	(8,500)	(13,944)
Inventory	-	-
Related party loans	-	-
Prepaid and other	9,522	(3,203)
Accounts payable	3,271	31,860
Accrued expenses	105,068	108,401
Customer deposits and deferred revenue	19,500	19,500
Net Cash (Used) by Operating Activities	(33,058)	14,095

Cash Flows from Investing Activities:
(Purchase) disposal of property and equipment	(2,172)	-
Net Cash (Used) Provided by Investing Activities	(2,172)	-

Cash Flows from Financing Activities:
Net proceeds from debt	87,550
Payments to related parties	(50,855)	(14,095)
Net Cash (Used) Provided by Financing Activities	36,695	(14,095)

Net increase/decrease in Cash	1,465	-

Cash at beginning of period	547	300

Cash at end of period	$2,012	$300

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

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

Disclosure controls and procedures:  As of September 30, 2014, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, such disclosure controls and procedures were effective.

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