Form 10-Q
period 2014-12-31
INFRAX SYSTEMS, INC.
filed 2015-02-23
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    December 31, 2014

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

☒Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐ Yes	☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐ Yes	☒ No

As of February 14, 2015, the registrant had 112,918,374 shares of common stock outstanding.

PART I - FINANICAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Infrax Systems, Inc.
Consolidated Balance Sheets (unaudited)

	December 31,	June 30,
	2014	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$2,263	$547
Accounts receivable	21,500	5,000
Inventory	6,200	6,200
Loan receivable from affiliate	-	12,173
Total current assets	29,963	23,920

Property & equipment, net of accumulated - net	26,544	41,338
Intangible property, net of accumulated - net	1,054,375	1,813,963
Deposits and loan costs	6,050	4,500
Total Assets	$1,116,932	$1,883,721

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$167,817	$164,040
Accrued expenses	1,683,327	1,589,760
Note Payable Related Party	721,660
Deferred revenue	50,645	53,328
Miscellaneous Liabilities	126,411
Notes payable, net	231,550	724,500
Total current liabilities	2,981,410	2,531,628

Notes payable to shareholder	724,500	823,691
Total liabilities	3,705,910	3,355,319

Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value: Series A Convertible: 5,000,000 shares designated; 2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series B Convertible: 10,000,000 shares designated; 13,540 and 13,540 issued and outstanding	13	13

Common stock, $.001 par value, 100,000,000 shares authorized; 112,918,374 and 110,592,793 shares issued and outstanding, respectively	110,593	110,593
Additional paid-in capital	13,783,943	13,783,942
Minority interest in subsidiary	(420,560)	(344,437)
Accumulated deficit	(16,065,492)	(15,024,234)
Total stockholders' equity	(2,588,978)	(1,471,598)

Total Liabilities and Stockholders' Equity	$1,116,932	$1,883,721

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenues	$14,112	$26,030	$30,183	$91,197
Direct costs	-	1,040	-	20,620

Gross Profit	14,112	24,990	30,183	70,577

Operating expenses:
Salaries and benefits	104,069	113,532	212,950	223,822
Stock based compensation	-	-	-	75,000
Consulting	13,275	-	13,275	-
Professional fees	15,990	23,000	42,765	33,968
General and administrative	35,244	21,818	50,105	39,992
Amortization and depreciation	393,836	415,295	776,554	830,918
Total operating expenses	562,414	573,645	1,095,649	1,203,700

Other income (expense):
Settlement Expense	(30,000)		(30,000)
Interest expenses	(6,588)	(10,958)	(21,915)	(21,915)
Total other (expense)	(36,588)	(10,958)	(51,915)	(21,915)

Loss from operations before income taxes and minority interest	(584,890)	(606,161)	(1,117,381)	(1,155,038)

Provision for income taxes	-	-	-	-

Loss from operations before minority interest	(584,890)	(559,612)	(1,117,382)	(1,155,038)

Minority Interest	44,675	43,388	76,123	79,610

Net loss	$(540,215)	$(561,225)	$(1,041,258)	$(1,075,428)

Earnings (loss) per share:
Basic	$(0.005)	$(0.005)	$(0.01)	$(0.01)
Weighted average shares outstanding
Basic	111,845,029	108,212,682	111,215,490	105,902,899

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2014		2013

Cash Flows from Operating Activities:
Net (loss) income		$(1,041,258)	$(1,075,428)
Adjustment to reconcile Net Income to net
cash provided by or (used in) operations:
Depreciation and amortization		776,554	830,918
Amortization of deferred revenue		(16,071)	(49,183)
Amortization of debt discount		7,305,	-
Stock based compensation		-	75,000
Minority interest		(76,123)	(79,610)
Changes in assets and liabilities:
Accounts receivable		(16,500)	8,992
Inventory		-	-
Related party loans		-	-
Prepaid and other		10,623	(3,091)
Accounts payable		130,189	46,479
Accrued expenses		93,567	221,298

Customer deposits and deferred revenue		13,388	35,000
Net Cash (Used) by Operating Activities		(118,326)	10,375

Cash Flows from Investing Activities:
(Purchase) disposal of Property and equipment		(2,172)	-
Net Cash (Used) Provided by Investing Activities		(2,172)	-

Cash Flows from Financing Activities:
Net proceeds from debt		221,405
Payments to related parties		(99,191)	(10,375)
Net Cash (Used) Provided by Financing Activities		122,214	(10,375)

Net increase/decrease in Cash		1,716	-

Cash at beginning of period		547	300

Cash at end of period		$2,263	$300

Supplemental cash flow information:
Interest paid	$		$-
Taxes paid	$		$-

Supplemental schedule of non-cash financing and investing activities:
None

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Notes to Condensed Consolidated Financial Statements

As of December 31, 2014

(Unaudited)

1.            History of the Company and Nature of the Business

History of the Company

Nature of Business

Since its inception, the Company had been dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed, and acquired from Corning Cable System, Inc. through a related company, FutureTech Capital, LLC. In October 2009, the Company began developing smart grid energy related products. As of June 29, 2010, the Company acquired the assets and management of Trimax Wireless Systems, Inc. ("Trimax"), in exchange for equity and a note payable.  In April 2011, the Company acquired controlling interest in Lockwood Technology Corporation ("Lockwood"), a provider of advanced asset management solutions. The Trimax and Lockwood product lines are expected to provide an operating platform and enhanced operating effectiveness to the Secure Intelligent Energy Platform.

While we continue to support the OptiCon Network Management platform, the Company has shifted its focus and energies towards the "Smart Grid" energy sector. The Company believes our secure integrated platform will hasten the deployment of all Smart Grid technology for resource constrained small and mid-sized utilities.  Infrax's advantage comes from our products ability to enable the creation of a secure platform scalable to deliver a broad set of intelligent Smart Grid initiatives across millions of endpoints for Utilities.

2.              Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of December 31, 2014, the consolidated statements of operations and statements of cash flows for the three months then ended, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position at December 31, 2014, and the results of operations and changes in cash flows for the three months then ended, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2014 on Form 10-K filed with the SEC on September 29, 2014.

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

  Principles of Consolidation

The consolidated financial statements include the accounts and operations of Infrax Systems, Inc., and its wholly owned subsidiary, Infrax Systems SA (Pty) Ltd, an inactive foreign subsidiary and Lockwood Technology Corporation (70% owned by Infrax Systems, Inc. (collectively referred to as the "Company").  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and material intercompany transactions have been eliminated.

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

Financial Instruments

The Company's balance sheets include the following financial instruments: cash, accounts receivable, inventory, accounts payable, accrued expenses, deferred revenue, and notes payable and notes payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

As of December 31, 2014 and June 30, 2014, the fair values of the Company's financial instruments approximate their historical carrying amount.

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

Accounts Receivable and Credit

Accounts receivable consist of amounts due for the delivery of sales to customers.   Prepayments on account are recorded as customer deferred revenue. Additionally, the Company invoices projects when signed agreement or statements of work are received. Amounts are recorded at the anticipated collectible amount and recorded as deferred revenue until such time that the work is performed.  Contract revenue is recognized as the contract is completed, based on defined milestones (see policy on revenue recognition). An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends.  Based on management's review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventories

Inventories are stated at the lower of cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of component parts and accessories available for sale. Parts are generally purchased for projects, as minimal inventory is held to supply customers.

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from five to nine years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at December 31, 2014.

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

On May, 2011 the Company completed the acquisition of controlling interest (70%) in Lockwood Technology Corporation, in exchange for stock and certain considerations (cash and warrants). The shares were issued at the fair market value at the date of the transaction ($1,650,000) and warrants were valued using an option price model ($477,900). The total purchase price, net of cash, notes receivable, and net assets acquired was $1,956,158. The Company recognized an immediate impairment in the amount of $641,008 in consideration of its analysis of future discounted cash flows and industry multiples of the acquired Company, resulting in a net intangible assets of $1,315,150. Management's allocation of the purchase price was based on our assessment of the fair market value of the assets acquired, in accordance with Accounting Standard Codification, Topic 805. Fixed assets and other tangible assets were evaluated for market value. There were no identifiable assets that had any significant appreciation or impairment; therefore those assets have been brought over at the historical basis, net of depreciation. The analysis of the intangible values purchased were allocated to the Lockwood customer list (30% or $394,550) and the developed software and licensing technology (70% or $920,600).

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company's intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company's tangible or intangible assets exist at December 31, 2014 and June 30, 2014.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company's operating expenses.   Advertising expense was $0 and $0 for the three and six month periods ending December 31, 2014 and 2013, respectively

Income Taxes

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

Based on an estimated current value of the Company's stock being equal to or less than the exercise price of the warrants, none of the shares assumed issued upon conversion of the warrants, nor any of the stock assumed issued under the Company's 2004 Non statutory Stock Option Plan, are included in the computation of fully diluted loss per share, since their inclusion would be anti-dilutive. Convertible preferred shares have been included in the dilutive computation, as if they would have been converted at the end of the period.

	December 31,
	2014	2013
Earnings (Loss) per share: Net Loss	$(1,041,258)	$(1,075,428)

Common shares	112,918,374	105,902,899

Earnings (loss) per share, basic	$(0.004)	$(0.01)

*Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended December 31, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended June 30, 2014.

3.              Going Concern

As of December 31, 2014, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of December 31, 2014, the Company had negative working capital of approximately $2.9 million and approximately $2,263 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even. Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

5.              Property and Equipment

Property and equipment consists of the following:
	December 31,	June 30,
	2014	2014
	(unaudited)	(audited)
Office and computer equipment	$120,636	$120,636
Furniture and fixtures & improvements	56,875	54,703
Computer software	5,468	5,468
	182,979	180,807
Accumulated depreciation	(156,435)	(139,469)

$26,544	$41,338

For the six months ended December 31, 2014 and 2013, the total depreciation expense charged to operations totaled $16,966, and $16,480 respectively.

6.             Intangible Assets

Intangible assets consists of the following:
	December 31, 2014	June 30, 2014
	(unaudited)	(audited)
Opticon fiber optic management software	$189,862	$189,862
Trademarks	1,000	1,000
TriMax intellectual property	6,329,342	6,329,342
TriMax software	180,020	180,020
Lockwood customer list	394,550	394,550
Lockwood licensing technology	920,600	920,600
	8,015,374	8,015,374
Accumulated amortization	(6,960,999)	(6,201,411)
	$1,054,375	$1,813,963

For the six months ended December 31, 2014 and 2013, the total amortization expense charged to operations totaled $759,588 and $814,438, respectively.

Opticon fiber optic management software

The Company purchased all rights, titles and interest in the Opticon fiber optic management software on July 26, 2005, from FutureTech, LLC. in exchange for common stock. The agreement became effective upon FutureTech purchasing the acquired assets from Corning Cable Systems, LLC in exchange for $100,000 in cash. The Company recorded the common stock at the transferor's historical cost basis determined under generally accepted accounting principles.

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

During the three months ended December 31, 2014 and 2013, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  The capitalized software costs are amortized when the software is actually sold to customers. Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software's economic life.

TriMax intellectual property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks. The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property. The valuation considered future cash flows of the operating intangible assets acquired. The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets. The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing. The acquisition carrying value assigned to the intellectual property was $6,329,342 for the period of December 31, 2014.

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

The Company recognized an immediate impairment in the amount of $641,008 in consideration of its analysis of future discounted cash flows and industry multiples of the acquired Company, resulting in a net intangible assets of $1,315,150. Infrax also plans to utilize their expertise in future smart grid deployment projects. Management's allocation of the purchase price was based on our assessment of the fair market value of the assets acquired, in accordance with Accounting Standard Codification, Topic 805. Fixed assets and other tangible assets were evaluated for market value. There were no identifiable assets that had any significant appreciation or impairment; therefore those assets have been brought over at the historical basis, net of depreciation. The analysis of the intangible values purchased were allocated to the Lockwood customer list (30% or $394,550) and the developed software and licensing technology (70% or $920,600), for the period of December 31, 2014.

7.        Notes payable

Notes payable consist of the following as of December 31, 2014;

On June 29, 2010 the Company entered into an agreement with the shareholders of Trimax Wireless, Inc. ("Trimax") for the purchase of their business assets and technology for preferred shares of the Company, the assumption of liabilities and a note payable, in the amount of $712,500. The note is interest bearing at 6% per annum until fully paid with a start period of 90 (September 29, 2010) days for the first payment. The Company shall make interest-only payments on the first day of each month from the date of this Note until the earlier of (a) receipt of Investment Funding as defined; or (b) 180 days from the date hereof ("Maturity Date") (December 29, 2010). Principal plus all accrued and unpaid interest on such principal shall be due and payable on the Maturity Date. As of the balance sheet date the Company is in default, as it has not made payments on this loan and is currently in negotiations to extend terms. There is no default interest rate.

In November 2014, the Company negotiated a full and final settlement of this obligation, including all accrued interest for a one-time cash payment of $30,000, and the issuance of 2,325,581 common shares valued at $40,000 at the time of issuance.

On November 13, 2014, the Company issued an 8% Convertible Redeemable Note to KBM Worldwide, Inc in the amount of $53,500. All interest and principal is due and payable on August 17, 2015, the maturity date. The holder of this Note is entitled, at its option, at any time after 180 days, to convert all or any amount of the Principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend, at a price equal to 69% of the Company's lowest trading price for the ten prior trading days including the day upon which a Notice of

Conversion is received by the Company.

On December 3, 2014, the Company issued a 10% Convertible Promissory Note to Typenix Co-Investment, LLC, in the amount of $52,000 and an Original Issue Discount of $4,500. All interest and principal is due and payable on October 3, 2015, the maturity date. The conversion price for each Lender Conversion shall be lessor of $0.03 and 70% of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions.

On December 18, 2014, the Company issued an 8% Convertible Redeemable Note to KBM Worldwide, Inc in the amount of $43,000. All interest and principal is due and payable on September 21, 2015, the maturity date. The holder of this Note is entitled, at its option, at any time after 180 days, to convert all or any amount of the Principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend, at a price equal to 61% of the Company's lowest trading price for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.

8.            Related Parties Disclosures

Employment Agreements

The following agreements are with Shareholders, Directors and Members of the Board:

Sam Talari

 Effective August 1, 2009, the Company entered into a three-year employment agreement with Sam Talari, one of the Company's directors.  The agreement was automatically renewed for an additional one-year period, and subsequently renewed by the Board for an additional one-year period through July 31, 2013.  The Agreement provides for (a) a base salary of $15,000 per month, (b) a signing bonus equal to one month salary, (c) four weeks' vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company's management employees.

John Verghese

On October 19, 2010, as amended January 1, 2010, the Company entered into a three-year employment agreement with John Verghese as Director of Product Development, one of the Company's directors. The Agreement provides for (a) a base salary of $6,500 per month, (b) a signing bonus of $10,000, (c) three weeks' vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company's management employees. Additionally Mr. Verghese has the option to purchase 360,000 shares of common stock at $.025 per share, ratably vesting at the employment anniversary date.  Mr. Verghese works part time since January 2014.

Terry Gardner

On April 2nd, 2012, the Company entered into a three-year employment agreement with Terry Gardner as VP of Professional Services. The Agreement provides for (a) a base salary of $10,000 per month, (b) a signing bonus of $30,000, (c) three weeks' vacation within one year of the starting date, and (d) all group insurance plans and other benefit plans and programs made available to the Company's management employees. Additionally Mr. Gardner has the option to purchase 300,000 shares of common stock at $.04 per share, ratably vesting at the employment anniversary date.  Mr. Gardner works part-time since January 2014.

Karin Rohret

On January 2nd, 2010, the Company entered into an employment agreement with Karin Rohret as part-time Controller. The Agreement provides for (a) a base salary of $1,101.67 per month, (b) a signing bonus of $20,000 by the way of Company's common stock within 30 days of signing the agreement. Additionally Ms. Rohret will be eligible to receive a grant of 600,000 shares of common stock at founder level with a par value of .001. Vesting of the grant shall be at the rate of 200,000 shares on each anniversary from the signing of the agreement. The salary was adjusted to $1,950 on January 2012 as the position required additional hours.

Other employment agreements exist with employees

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company's directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $724,500 and $823,691 remains outstanding at December 31, 2014 and June 30, 2014, respectively.  Mr. Talari has pledged additional funding for operating capital, up to $1 million, under the same terms as the original Master Note.

9.            Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended December 31, 2014 and 2013. The Company has not recognized an income tax benefit for its operating losses generated through December 31, 2014 based on uncertainties concerning the Company's ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

10.            Capital Equity

The Company has issued convertible preferred shares. Shares are convertible into the Company's common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

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

Rent expense for the six months ended December 31, 2014 and 2013 amounted to $17,284 and $22,647, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At December 31, 2014 and 2013 no foreign currency translation was conducted due to the immaterial nature of its subsidiary's balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's consolidated financial position or results of operations as of December 31, 2014.

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

 12.             Subsequent Events

On February 5, 2015, the Company received confirmation that our Secure Network Interface Card (SNIC), model COMMOD01, has been certified by both the FCC and Industry Canada. The confirmation is as follow;

Infrax Systems, Inc. - Model COMMOD01, FCC ID: 2ACQM-COMMOD01, IC: 12381A-COMMOD01 - FCC/IC Certified

The Company and its managements are ecstatic at this new development which has taken four years and several million dollars of investment to achieve. The certifications will allow the company to start developing leading-edge products for its customers in 2015 and beyond.

Item 2.	Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis or Plan of Operation

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

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussions should be read in conjunction with our financial statements and the notes thereto presented in "Item 1 – Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the fiscal year ended June 30, 2014. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements.

Our Business

INFRAX is a pioneer designer, developer, systems integrator and manufacturer of turnkey secure solutions for the utility industry. We are a provider of unique secure, cost-efficient solutions that provide everything required to bring the utility's technological platform into the 21st. century. Our SIEP™ platform provides: 1) Network Transport and Management (secure 2 way communications), 2) Secure Smart Devices (Smart Meters), and 3) Asset management, Grid Optimization and Security, all in an integrated state-of-the-art Smart Grid solution that truly provides our customers with end to end grid management capability.

We believe our Secure Integrated Platform will facilitate and hasten the deployment of Smart Grid technology among resource constrained small and mid-sized utilities. INFRAX' advantage comes from our advanced patented technologies, which provide a highly secure, reliable platform that allows two-way communication with our Secure Intelligent Endpoint Devices for Advanced Metering Infrastructure and Substations applications.

Based on our review of the Smart Grid related products against which the Secure Intelligent Energy Platform now competes, we believe that none of them provide the required encryption and threat detection capabilities required to secure the energy grid.

The Utility industry's aggressive deployment of Advanced Metering Infrastructure (AMI) and data management devices has led to the accelerated reliance on fiber optic communications to many of the key substations. However, the existing utility networks cannot provide the security, reliability and connectivity to extend the reach to the consumer locations.

Today's evolution of Smart Grid design and implementations actually began several years prior to the current initiatives. The same applies to the products designed by most of the major players including Itron, Silver Spring and GridPoint. Although the current security initiatives and elected officials have good intentions, they have missed the window of opportunity to truly integrate security from the beginning by several years. Similar to the credit card industry, banking, health care, and most other industries that conduct business online, the next electrical infrastructure will need to feature security as an add-on that is applied after the Smart Grid is implemented.

Recently discovered vulnerabilities in smart meters have been identified that could allow an attacker to obtain complete control of the meters. Specifically, an attacker could exploit these vulnerabilities to turn off electricity to hundreds of thousands of homes. Thus, an attacker could execute a wide-scale Denial of Service ("DoS") attack against homes and businesses.

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

Our Product Portfolio

(a)     SNIC

Over the last several quarters, Infrax has been developing the company's flagship product - Secure Network Interface Card (SNIC) for electric meters. While the initial focus will be to develop the card for one of the largest meter manufactures in the world, the final objective is to have a universal card that can be used in any meter in the world. The wireless part of the first prototype has been completed and successfully tested. With the development and improvements continuing, we will have a complete working prototype by the end of this summer. Although details of the card cannot be disclosed for obvious reasons, our emphasis has been to address the security of the data to and from a meter as well as to provide a robust communication platform that can be used not only for meter data but also in Distribution Automation projects such as capacitor bank and volt/var controllers. The Company believes that the SNIC along with newly created Professional Services division will hasten the deployment of all Smart Grid technology for resource constrained small and mid-sized utilities.

(b)     SPIDer – Secure Perimeter Intrusion Detection

Building on our expertise in network and physical security platforms, the company has introduced the first active and secure intrusion detection network. The SPIDer Network initial offering is directed to the electrical energy company concerns with copper and material theft and its related impact to safety and homeland security. Infrax Systems is committed to change the present paradigm in the electric utility industry as to how physical and data security processes are deployed to protect electrical substations, remote critical infrastructure facilities, communications networks, advanced distributed controls and intelligent meter networks. Copper theft and its potential threat to safety and homeland security has been estimated by the Department of Energy and other sources as approaching a Billion dollar cost annually in the US alone. Attacks on critical infrastructure such as electric and water resources can cause wide scale economic devastation which would greatly amplify these costs. Most of these assets have little to no security or intrusion detection and what little exists is forensic in nature as it helps to identify what happens but does not detect the threat at the moment it occurs. Infrax Systems' vision is based on a trusted network of intelligent devices which detect intrusion at any level and quickly determines friend or foe thus taking action when necessary to secure critical infrastructure and intelligent property.

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

(d)     Lockwood Technology

The past few months have been eventful for Lockwood Technology. The new development team has made substantial progress in their efforts to map out the new features and improvements to our core software platform "Asset Tracker". The new features, operational improvements, and added functionality has been released as an incremental upgrade as version v11.6.

Our development road map plan is to give the entire platform a structural overhaul and graphical refresh by porting all of the features and functions into a "Browser-Based" user GUI that can be more easily deployed, managed, and updated. This would allow Lockwood's platform to be deployed in a "Cloud-Based" architecture. This upgrade will better position Lockwood's solutions to be sold into the targeted vertical markets. This will also allow us to better manage different licensing options and increase revenues.

Lockwood has also created a new sales and marketing strategy that will reduce the sales cycle timing and increase the profit margin on all deals. This plan is based on a channel strategy that leverages the efforts of numerous established VAR's and integrators that each has their own substantial pipeline of deal within the targeted vertical markets. The plan also incorporates the creation of "Pre-Configured" versions of the platform that are tailored to the specific vertical markets we target. We call these "Vertical Market Applications". These Vertical Market Applications make the systems easier to sell than those of a custom integration based solution. This approach also reduces the man-hours involved in these implementations by pre-configuring the platform with industry specific best practice routines. There is still a significant amount of flexibility within the application to maintain our competitive advantage of the other "Fixed" platforms.

The initial vertical markets we have identified based on our market research are:

•Healthcare

•Education

•Hospitality

•Retail

•Government

This new channel based strategy is beginning to take shape. We have identified the 400-500 individual integrators to partner with, each with their own sales pipelines within the vertical markets listed above. We are working with the RFID and Barcode hardware manufacturers to promote our software as the catalyst that makes their hardware more valuable as part of a total solution. We have developed a web-based sales training system that will enable these VAR's to incorporate our software solutions with the RFID hardware products they sell to solve the problems their customer are experiencing. This approach will no doubt make Lockwood's value proposition obvious to the customers while increasing our profit margins as well as those of our integrator partners.

On the short-term revenue front, we have had success in maintaining our existing customer base. We are experiencing a 99% take rate on our annual software maintenance renewals. This will provide a consistent and predictable stream of recurring revenue. We are also working with our existing customers to learn more about how they operate and are providing them with the ongoing support to maintain this success. We are also identifying the customers that are using older versions of the platform and encouraging them to upgrade to the current revision level. The upgrade process is facilitated by our customer's compliancy policies requiring them to meet certain network security standards that can only be achieved by implementing the newer versions of our software.

We also have a significant sales pipeline of proposals that include not only software sales, but also complete solutions that incorporate hardware, software and professional services as well. This pipeline is made up of deals with our existing channel partners such as Lockheed Martin's IS&GS Group, the US Army, and numerous other municipal, state, and federal government projects and RFP's. We are also working on significant deals with our international partners within the same vertical markets in the Middle East and Europe.

Our Market

INFRAX market opportunity exists in one of the largest industries in the world. Globally, according to the International Energy Agency (IEA), this industry is expected to spend close to $10 trillion dollars by 2030 to upgrade electrical infrastructure. Technology innovations in power delivery have been fermenting for years, but only now is the confluence of physical need and social expectations creating an environment in which real and sustained monetary commitments are being made to create a "Smart Grid" built on information-based devices, digital communication and advanced analytics. Networking giant Cisco has estimated that the market for smart grid communications will grow into a $20 billion-a-year opportunity as the infrastructure is built out over the next five years. Researchers at Specialists in Business Information (SBI) forecast the market will grow to $17 billion-per-year by 2014 from today's $6 billion. Globally, SBI expects the market for smart grid technologies to grow to about $171 by 2014 up from approximately $70 billion in 2009.

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

·
·
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

•	Long-Lived Assets - We depreciate property and equipment and amortize intangible assets, including software development costs over the respective assets' estimated useful life and periodically review the remaining useful lives of our assets to ascertain that our estimate is still valid. If we determine a useful life has materially changed, we either change the useful life or write the asset down or if we determine the asset has exhausted its useful life, we write the asset off completely.

·	Capitalized Software Development Costs - We capitalize software development costs incurred subsequent to the establishment of technological feasibility and amortize them over the estimated lives of the related products. We discontinue capitalization of software when the software product is available to be sold, leased, or otherwise marketed. Amortization of software costs begins when the developed product is available for sale to our customers. We amortize our software development costs over the estimated economic life and estimated number of units of the product to be sold.

·	Stock Based Compensation - We recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Calculating stock-based compensation expense requires the input of subjective assumptions, including the expected term of the option grant, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns. We estimate stock price volatility based on historical implied volatility in our stock. In addition, we are required to estimate the expected volatility rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised or cancelled.

Recent Accounting Pronouncement

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended June 30, 2014.

Off-Balance Sheet Arrangements:

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Subsequent Events:

N/A

RESULTS OF OPERATIONS

For the Three Months ended December 31, 2014 and 2013:

During the three month period ended December 31, 2014, we had sales from the delivery of equipment and services in the amount of $14,112 compared to $26,030 for the comparable three month period ended December 31, 2013. The Company has increased its marketing efforts with Lockwood and retired product lines that were not profitable.

Our expenses exclusive of amortization, depreciation and stock based compensation increased by $10,228 to $168,578 from $158,350 for the three month period ended December 31, 2014 and 2013, respectively. Expenses increased primarily to an increase in professional fees and general administrative expenses during the quarter.

Amortization and depreciation expense was $393,836 for the three months ended December 31, 2014 as compared to $415,295 for the three months ended December 31, 2013.

For the three months ended December 31, 2014, we incurred a net loss of $540,215 compared to a net loss of $561,225 for the three months ended December 31, 2013.

During the six month period ended December 31, 2014, we had sales from the delivery of equipment and services in the amount of $30,183 compared to $91,197 for the comparable six month period ended December 31, 2013. The Company has increased its marketing efforts with Lockwood and retired product lines that were not profitable.

Our expenses exclusive of amortization, depreciation and stock based compensation increased by $21,313 to $319,095 from $297,782 for the six month period ended December 31, 2014 and 2013, respectively. Expenses increased primarily to an increase in professional fees and general administrative expenses during the quarter.

Amortization and depreciation expense was $776,554 for the six months ended December 31, 2014 as compared to $830,918 for the six months ended December 31, 2013.

For the six months ended December 31, 2014, we incurred a net loss of $1,041,258 compared to a net loss of $1,075,428 for the six months ended December 31, 2013

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had approximately $2,263 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $275,500 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At December 31, 2014, we owe Mr. Talari $724,500 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Disclosure controls and procedures:  As of December 31, 2014, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure."  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect this control.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Removed and Reserved.

Not applicable

Item 5	Other Information.

None

Item 6	Exhibits

31.A	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.B	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.A	Principal Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Principal Financial & Accounting Officer's Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrax Systems, Inc.
(Registrant)

Date: 02/23/15	By: /s/ Sam Talari
Sam Talari
Principal Executive Officer

Date: 02/23/15	By: /s/ Charles J. O'Donnell
Charles O'Donnell, CPA
Principal Financial & Accounting Officer