Form 10-Q
period 2015-03-31
INFRAX SYSTEMS, INC.
filed 2015-05-20
CIK 1380277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 2015

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

(Address of principal executive offices) (ZIP Code)

(727) 498-8514

(Registrant's telephone no., including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.			☒ Yes	☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).			☒Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.			☐ Yes	☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐ Yes	☒ No

As of May 19, 2015, the registrant had 898,175,554 shares of common stock outstanding.

Consolidated Balance Sheets (unaudited)

	March 31,	June 30,
	2015	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$2,107	$547
Accounts receivable	214,500	5,000
Inventory	6,200	6,200
Loan receivable from affiliate	—	12,173
Total current assets	222,807	23,920

Property & equipment, net of accumulated	18,281	41,338
Intangible property, net of accumulated	691,368	1,813,963
Goodwill and unidentified intangibles	15,000,000	—
Deposits and loan costs	4,500	4,500
Total Assets	$15,936,956	$1,883,721

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$197,195	$164,040
Accrued expenses	1,768,123	1,589,760
Deferred revenue	230,782	53,328
Notes payable, affiliates, net	9,823,901	—
Notes payable, net	135,884	724,500
Total current liabilities	12,155,885	2,531,628

Non-Current liabilities
Notes payable to shareholder	746,060	823,691
Total liabilities	12,901,945	3,355,319

Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series A1 Convertible: 33,000,000 issued and outstanding	33,000	—
Series B Convertible: 10,000,000 shares designated;
2,040 and 13,540 issued and outstanding	2	13
Common stock, $.001 par value, 950,000,000 shares
authorized; 862,476,893 and 110,592,793 shares
issued and outstanding, respectively	862,477	110,593
Additional paid-in capital	23,558,186	13,783,942
Minority interest in subsidiary	(441,697)	(344,437)
Accumulated deficit	(20,979,482)	(15,024,234)
Total stockholders' equity	3,035,011	(1,471,598)

Total Liabilities and Stockholders' Equity	$15,936,956	$1,883,721

.

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues	$12,863	$27,550	$43,046	$118,747
Direct costs	—	764	—	21,384

Gross Profit	12,863	26,786	43,046	97,363

Operating expenses:
Salaries and benefits	146,733	109,190	359,997	333,013
Stock based compensation	65,000	—	65,000	75,000
Consulting	—	—	—	—
Professional fees	670	17,106	58,260	51,074
General and administrative	26,606	28,084	76,431	68,075
Amortization and depreciation	382,681	415,541	1,148,099	1,246,459
Total operating expenses	621,690	569,921	1,707,788	1,773,621

Other income (expense):
Loss on Purchase of HempTech	(5,042,225)	—	(5,042,225)	—
Gain from Settlement of Debt	—		871,446	—
Interest expenses	(156,622)	(11,469)	(216,539)	(33,384)
Total other (expense)	(5,198,847)	(11,469)	(4,387,318)	(33,384)

Loss from operations before income taxes and minority interest	(5,807,674)	(554,604)	(6,052,060)	(1,709,642)

Provision for income taxes	—	—	—	—

Loss from operations before minority interest	(5,807,674)	(554,604)	(6,052,060)	(1,155,038)

Minority Interest	31,448	41,580	97,260	121,190

Net loss	$(5,776,226)	$(513,024)	$(5,954,800)	$(1,588,452)

Earnings (loss) per share:
Basic	$(0.03)	$(0.005)	$(0.05)	$(0.015)
Weighted average shares outstanding
Basic	173,152,153	108,212,682	131,472,528	106,661,587

Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities:
Net (loss) income	$(5,954,800)	$(1,588,452)
Adjustment to reconcile Net Income to net
cash provided by or (used in) operations:
Depreciation and amortization	1,148,099	1,246,460
Amortization of deferred revenue	(10,073)	(30,233)
Amortization of debt discount	84,829	—
Loss on purchase of Hemptech	5,042,225
Gain on settlement of debt	(871,946)
Stock based compensation	65,000	75,000
Minority interest	(97,260)	(121,190)
Changes in assets and liabilities:
Accounts receivable	(209,500)	19,256
Prepaid and other	11,856	(10,666)
Accounts payable	33,155	53,758
Accrued expenses	547,961	336,221
Customer deposits and deferred revenue	190,000	—
Net Cash (Used) by Operating Activities	(20,454)	10,375

Cash Flows from Investing Activities:
(Purchase) disposal of property and equipment	(2,172)	—
Net Cash (Used) Provided by Investing Activities	(2,172)	—

Cash Flows from Financing Activities:
Net proceeds from debt	101,500
Increase (decrease) in related party balances	(77,314)	19,919
Net Cash (Used) Provided by Financing Activities	24,186	19,919

Net increase/decrease in Cash	1,560	73

Cash at beginning of period	547	300

Cash at end of period	$2,107	$373

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental schedule of non-cash financing and investing activities:
None

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2015

(Unaudited)

1. History of the Company and Nature of the Business

History of the Company

Nature of Business

Since its inception, the Company had been dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed, and acquired from Corning Cable System, Inc. through a related company, FutureTech Capital, LLC. In October 2009, the Company began developing smart grid energy related products. As of June 29, 2010, the Company acquired the assets and management of Trimax Wireless Systems, Inc. (“Trimax”), in exchange for equity and a note payable. In April 2011, the Company acquired controlling interest in Lockwood Technology Corporation (“Lockwood”), a provider of advanced asset management solutions. The Trimax and Lockwood product lines are expected to provide an operating platform and enhanced operating effectiveness to the Secure Intelligent Energy Platform. In February 2015, the Company acquired 100% of the stock of Hemptech Corp., a provider of smart sensors and data analysis technology, RFID tracking systems, communication networks, and surveillance security for the agriculture industry.

While we continue to support the OptiCon Network Management platform, the Company has shifted its focus and energies towards the “Smart Grid” energy sector. The Company believes our secure integrated platform will hasten the deployment of all Smart Grid technology for resource constrained small and mid-sized utilities.  Infrax’s advantage comes from our products ability to enable the creation of a secure platform scalable to deliver a broad set of intelligent Smart Grid initiatives across millions of endpoints for Utilities .

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2015, the consolidated statements of operations and statements of cash flows for the nine months then ended, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2015, and the results of operations and changes in cash flows for the nine months then ended, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended June 30, 2014 on Form 10-K filed with the SEC on September 29, 2014.

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

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Infrax Systems, Inc., and its wholly owned subsidiary, Infrax Systems SA (Pty) Ltd, an inactive foreign subsidiary, Lockwood Technology Corporation (70% owned by Infrax Systems, Inc.), and Hemptech Corp, a newly acquired subsidiary as of February 27, 2015, (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and material intercompany transactions have been eliminated.

The Trimax Wireless, Inc. acquisition was effective June 29, 2010. The Company, per the agreement, acquired all the assets and liabilities of Trimax Wireless, Inc. As an asset purchase the acquired assets and liabilities are included in the accounts of Infrax Systems, Inc.

The Hemptech Corp acquisition was effective February 27, 2015. The Company, per the agreement, acquired all of the stock of Hemptech.

A majority of the outstanding stock is owned by FutureWorld Corporation. These financial statements will be consolidated along with other subsidiaries of Futureworld.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of March 31, 2015 and June 30, 2014, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from five to nine years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at March 31, 2015.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, unidentified Hemptech intangibles and goodwill and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at March 31, 2015 and June 30, 2014.

Revenue Recognition

The Company is principally in the business of providing solutions for a secure intelligent energy platform that incorporates our secure wireless technology. Contracts include multiple revenue components, comprised of our software licensing, hardware platforms, installation, training and maintenance.  In accordance with ASC 605-25 Multiple-Element Arrangements, revenue from licensing the software will be recognized upon installation and acceptance of the software by customers.  When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year.  Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement and collection is probable.

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $0 and $4,706 for the three month periods ending March 31, 2015 and 2014, respectively

Income Taxes

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

	March 31,
	2015	2014
Earnings (Loss) per share:
Net Loss	$ (5,986,795)	$ (1,588,452)

Common shares	862,476,893	110,592,793
Earnings (loss) per share, basic	$ (0.007)	$ (0.02)

*Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended March 31, 2015 and 2014, respectively, because their inclusion would be anti-dilutive.

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

3.   Going Concern

As of March 31, 2015, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of March 31, 2015, the Company had negative working capital of approximately $12.6 million and approximately $2,100 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s is attaining revenues and management expects profitability in the future; however operations have not yet attained a profit or break-even. Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4. Acquisition of Subsidiary

On February 27, 2015 the Company, signed a Stock Purchase Agreement (the “Agreement”) with FutureWorld Corporation, a party related by common ownership, for all of the issued and outstanding capital stock of Hemptech Corp, a Delaware corporation (“Hemptech”), pursuant to which the Company agreed to purchase, and the Seller agreed to sell, all the equity interests in Hemptech for a total purchase price of Sixty Million ($60,000,000), in notes and common and preferred stock.

Hemptech Corp. is a provider of smart sensors and data analysis technology, RFID tracking systems, communication networks, and surveillance security for the agriculture industry.

The Company recorded assets and liabilities acquired at book value due to the related party rules. Goodwill was determined to be percentage of a valuation report on Hemptech. Any difference in the net asset values and the consideration given was recorded as a loss on acquisition and as goodwill.

The pro forma results disclosed in the tables below are based on interim statements of the Company and Hemptech. Various assumptions were made and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on June 30, 2013.

The assets and liabilities acquired as of February 27, 2015 and the consideration given are as follows:

$-
Patents and trade	275
Amounts due from related party	500
Goodwill	15,000,000
$15,000,775
Consideration
Note payable	$10,000,000
Preferred stock	33,000
Common stock at market	10,010,000
20,043,000

Loss on acquisition	$(5,042,225)

The pro forma income statements for the combined Companies as if they were together for the three and nine months since June 30, 2013 are as follows:

	Three months	Three months	Nine Months	Nine Months
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues	$12,863	$27,550	$43,046	$118,747

Net income	$(5,687,679)	$(513,024)	$(5,933,962)	$(1,588,452)

EPS	$(0.01)	$(0. 00)	$(0.01)	$(0.00)

5.   Accounts Receivable

Accounts receivable reflect the amounts that have billed at their anticipated collectible amount. The Company receives contract acceptances on submitted quotes. Due to the advanced planning required, contract modifications occur, therefore, management invoices contracts upon signing, however, may reserve against invoicing until final scope of project negotiations or good faith deposits are made .

6.   Property and Equipment

Property and equipment consists of the following:
	March 31,	June 30,
	2015	2014
	(unaudited)	(audited)
Office and computer equipment	$ 120,636	$ 120,636
Furniture and fixtures & improvements	56,875	54,703
Computer software	5,468	5,468
	182,979	180,807
Accumulated depreciation	(164,698)	(139,469)
	$ 18,281	$ 41,338

For the nine months ended March 31, 2015 and 2014, the total depreciation expense charged to operations was $25,229, and $24,802 respectively.

7.  Intangible Assets

Intangible assets consists of the following:
	March 31, 2015	June 30, 2014
	(unaudited)	(audited)
Opticon fiber optic management software	$ 189,862	$ 189,862
Trademarks	1,275	1,000
TriMax intellectual property	6,329,342	6,329,342

	180,020	180,020
Lockwood customer list	394,550	394,550
Lockwood licensing technology	920,600	920,600
	8,015,659	8,015,374
Accumulated amortization	(7,324,291)	(6,201,411)
	$ 691,368	$ 1,813,963

Goodwill – Hemptech acquisition	$ 15,000,000	$ -

For the nine months ended March 31, 2015 and 2014, the total amortization expense charged to operations totaled $1,122,870 and $1,221,658, respectively.

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

During the three and nine months ended March 31, 2015 and 2014, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  The capitalized software costs are amortized when the software is actually sold to customers. Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software’s economic life.

TriMax intellectual property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks. The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property. The valuation considered future cash flows of the operating intangible assets acquired. The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets. The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing. The acquisition carrying value assigned to the intellectual property was $6,329,342 for the period of March 31, 2015.

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

The Company recognized an immediate impairment in the amount of $641,008 in consideration of its analysis of future discounted cash flows and industry multiples of the acquired Company, resulting in a net intangible assets of $1,315,150. Infrax also plans to utilize their expertise in future smart grid deployment projects. Management’s allocation of the purchase price was based on our assessment of the fair market value of the assets acquired, in accordance with Accounting Standard Codification, Topic 805. Fixed assets and other tangible assets were evaluated for market value. There were no identifiable assets that had any significant appreciation or impairment; therefore those assets have been brought over at the historical basis, net of depreciation. The analysis of the intangible values purchased were allocated to the Lockwood customer list (30% or $394,550) and the developed software and licensing technology (70% or $920,600), for the period of March 31, 2015.

Hemptech Corp.

In February 2015, the Company acquired a 100% ownership interest in all of the equity of Hemptech Corp from a related party, for $60,000,000 based on an independent appraisal of the Company. Consideration was a convertible note payable for $10,000,000, 33,000,000 preferred shares and 715,000,000 common shares. The goodwill and unidentified intangibles were recorded at 25% of the valuation report.

8.    Notes payable

Notes payable consist of the following as of March 31, 2015;

	March 31, 2015	June 30, 2014

Note payable to Trimax Wireless in the original amount of $712,500. Interest only payments 6% due December 29, 2010. The note was settled in November 2014.	$-	$712,500

Convertible note to LG Capital Funding in the amount of $32,500. Interest at 8% and principle are due on August 28, 2015. Convertible at 55% of market. Balance is net of discounts of $11,857 and $0, respectively.	17,693	-

Convertible note to Iconic Holdings in the amount of $110,000. Interest at 10% and principle are due on September 10, 2015. Convertible at 55% of market. Balance is net of discounts of $20,034 and $0, respectively.	14,966	-

Convertible note to KBM Worldwide in the amount of $53,500. Interest at 8% and principle are due on August 17, 2015. Convertible at 40% of market. Balance is net of discounts of $15,202 and $0, respectively.	38,298	-

Convertible note to Typenex Investments in the amount of $52,000. Interest at 10% and principle are due on October 3, 2015. Convertible at 40% of market. Balance is net of discounts of $20,800 and $0 respectively.	31,200	-

Convertible note to KBM Worldwide in the amount of $43,000. Interest at 8% and principle are due on September 21, 2015. Convertible at 40% of market. Balance is net of discounts of $15,273 and $0, respectively.	27,727	-

	6,000	6,000

Demand note to an unrelated party from the Lockwood acquisition. Non-interest bearing.	-	6,000

	135,884	724,500

Less current portion	(135,884)	(724,500)

Long-term portion	-	-

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

Other employment agreements exist with employees

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a master promissory note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually. Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $746,060 and $823,691 remains outstanding at March 31, 2015 and June 30, 2014, respectively. Mr. Talari has pledged additional funding for operating capital, up to $1 million, under the same terms as the original Master Note.

10. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended March 31, 2015 and 2014. The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2015 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $  20,979,482 from inception to March 31, 2015, which will expire, unless used to offset future federal taxable income beginning in 2024. The tax years ending June 30, 2010 through June 30, 2014 are open for inspection by both Federal and State Agencies.

11. Equity

Preferred stock

The Company has 50,000,000 shares of preferred stock authorized designated into several series at $0.001 par value.

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
	2,537,164

Common stock

The Company has 950,000,000 shares of common stock authorized at $.001 par value  .

Non-controlling Interest

The Company owns 70% of the Lockwood subsidiary. A non-controlling interest amount in the amount of xx was recorded.

Change in control

With the purchase of Hemptech, the majority of the outstanding stock is now owned by FutureWorld Corporation. These financial statements will be consolidated into those of Futureworld and certain eliminations between entities will occur.

12.  Commitments and Contingencies

Lease/Rental Agreements

Our executive office is now located in an office complex under annual five year lease, beginning June 1, 2012 at a rent of $ 4,729  per month. We entered into this 5-year commercial lease agreement in St. Petersburg, Florida with Kalyvas Group II, LLC. Our lease provides us with approximately 4,100 square feet of: reception area, nine offices, a lab/production area, inventory room, server room, kitchenette and one conference rooms. We believe the facilities are adequate for our operational needs. We may require additional offices in the event we obtain funding and acquire additional customers .

Rent expense for the nine months ended March 31, 2015 and 2014 amounted to $22,378 and $33,837 respectively.  Space is shared with Futureworld and it’s subsidiaries. $ 20,183 was allocated to Futureworld.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At March 31, 2015 and 2014 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations as of March 31, 2015.

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

 13.  Subsequent Events

In April 2015, the company issued 9,750,000 common shares for conversion of debt.

In May 2015, the Company issued 25,948,661 for conversion of debt.

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

(e) Hemptech Corp

Hemptech Corp. is a provider of smart sensors and data analysis technology, RFID tracking systems, communication networks, and surveillance security for the agriculture industry.

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

Name Changes

None.

Changes in Management

On March 1st. 2015, Mr. Saeed Talari resigned from his position as acting CEO. Mr. John Verghese was elected CEO effective March 1st., 2015.

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

·

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

·	Long-Lived Assets - We depreciate property and equipment and amortize intangible assets, including software development costs over the respective assets’ estimated useful life and periodically review the remaining useful lives of our assets to ascertain that our estimate is still valid. If we determine a useful life has materially changed, we either change the useful life or write the asset down or if we determine the asset has exhausted its useful life, we write the asset off completely.

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

Subsequent Events:

N/A

RESULTS OF OPERATIONS

For the Three Months ended March 31, 2015 and 2014:

During the three month period ended March 31, 2015, we had sales from the delivery of equipment and services in the amount of $12,863 compared to $27,550 for the comparable three month period ended March 31, 2014. The Company has increased its marketing efforts with Lockwood and retired product lines that were not profitable.

Our expenses exclusive of amortization, depreciation and stock based compensation increased by $19,629 to $174,009 from $154,380 for the three month period ended March 31, 2015 and 2014, respectively. Expenses increased primarily to an increase in professional fees during the quarter.

Amortization and depreciation expense was $382,718 for the three months ended March 31, 2015 as compared to $415,623 for the three months ended March 31, 2014.

For the three months ended March 31, 2015, we incurred a net loss of $5,776,226 compared to a net loss of $513,024 for the three months ended March 31, 2014. This large variance is primarily a result of the loss recorded on the purchase of Hemptech Corp. in the amount of $5,042,225. This loss is unique to the purchase transaction, and not representative of any recurring trend. Additionally, the Company had an increase in interest expense of $145,153 to $156,622 for the three months ended March 31, 2015 as compared to $11,469 for the three months ended March 31, 2014.

For the Nine Months ended March 31, 2015 and 2014:

During the nine month period ended March 31, 2015, we had sales from the delivery of equipment and services in the amount of $43,046 compared to $118,747 for the comparable nine month period ended March 31, 2014. The Company has increased its marketing efforts with Lockwood and retired product lines that were not profitable.

Our expenses exclusive of amortization, depreciation and stock based compensation increased by $42,527 to $494,688 from $452,162 for the nine month period ended March 31, 2015 and 2014, respectively. Expenses increased primarily to an increase in professional fees during the quarter.

Amortization and depreciation expense was $1,148,099 for the nine months ended March 31, 2015 as compared to $1,246,459 for the nine months ended March 31, 2014.

For the nine months ended March 31, 2015, we incurred a net loss of $5,954,800 compared to a net loss of $1,588,452 for the nine months ended March 31, 2014. Again, this large variance is primarily a result of the loss recorded on the purchase of Hemptech Corp. in the amount of $5,042,225. This loss is unique to the purchase transaction, and not representative of any recurring trend. This loss was offset partially by a gain on the settlement of a debt in November 2014 in the amount of $871,446. Additionally, the Company had an increase in interest expense of $183,155 to $156,622 for the nine months ended March 31, 2015 as compared to $33,384 for the nine months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had approximately $2,100 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $250,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At March 31, 2015, we owe Mr. Talari $746,060 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Disclosure controls and procedures:  As of March 31, 2015, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect this control.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Mine Safety Disclosures.

Not applicable

Item 5	Other Information.

None

Item 6	Exhibits

31.A	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.B	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.A	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.B	Principal Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrax Systems, Inc.
(Registrant)

Date: 05/20/15	By: /s/ Sam Talari
Sam Talari

Principal Executive Officer

Date: 05/20/15	By: /s/ Sam Talari
Sam Talari
Principal Financial & Accounting Officer