Form 10-K
period 2015-06-30
INFRAX SYSTEMS, INC.
filed 2015-10-14
CIK 1380277

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

Tel: (727) 498-8514
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter, June 30, 2015: 380,000.

Number of the issuer's Common Stock outstanding as of October 12, 2015:  695,628,595.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☒  No ☐

EXPLANATORY NOTE

The Company's independent auditors resigned on June 29, 2015.  The reports of DKM Certified Public Accountants on the Company's financial statements for the past two fiscal years, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that substantial doubt was raised as to the Company's ability to continue as a going concern.  In connection with the audits of the Company's financial statements for each of the two fiscal years ended June 30, 2014 and 2013, and in the subsequent interim periods,  there were no disagreements with DKM Certified Public Accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of DKM Certified Public Accountants, would have caused DKM to make reference to the matter in their report.

The Company has not yet engaged a new auditor, and consequently the Company has not been able to complete an audit of its financial statements for the year ended June 30, 2015.

The Company understands that the staff of the Securities and Exchange Commission (the "staff") has taken the position that this report is deficient because the annual financial statements contained in this report for the year ended June 30, 2015 have not been audited by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X.  Pursuant to the position taken by the staff, the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended.  The Company understands that completion of an audit of its annual financial statements and the filing of an amendment will make this report current.  When the audit is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

INFRAX SYSTEMS, INC
 Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2015

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report on Form 10-K. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the "SEC") or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended.  Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our future plans, strategies and expectations are forward-looking statements.  In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "predict," "expect," "intend," "plan," "project," "target," "continue," "can," "could," "may," "should," "will," "would," and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to secure additional financing and/or defer expenditures; our ability to retain and attract customers; our expectations regarding our expenses and revenue; strategic alternatives that may become available to us; expectations regarding our ability to reduce operating expenses as a result of streamlining operations anticipated trends and challenges in our business and the markets in which we operate, including the market for smart grid technologies; our expectations regarding competition as more and larger companies enter our markets and as existing competitors improve or expand their product offerings; our plans for future products and enhancements of existing products; our anticipated cash needs and our estimates regarding our capital requirements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Item 1.  Business

Background information

OUR HISTORY

"We", "us", "our", "Opticon" and "Infrax" refer to Infrax Systems, Inc. (formally known as OptiCon Systems, Inc.), a Nevada corporation. We were incorporated in Nevada on October 22, 2004.  On January 10, 2010, we officially changed the name of the Company from OptiCon Systems, Inc. to Infrax Systems, Inc. to reflect the change in the Company's direction and were issued a new trading symbol as "IFXY".

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

●	On January 10, 2010, we officially changed the name of the Company from OptiCon Systems, Inc. to Infrax Systems, Inc. and were issued a new trading symbol: "IFXY".
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
●
On June 30, 2015 the Company sold its 70% controlling interest in Lockwood Technology Corporation to Sam Talari, the Company's Chairman in exchange for approximately $735,000 of accrued compensation and related party debt payable to Mr. Talari.

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

According to a report issued to Congress by the Office of Electricity Delivery and Energy Reliability, as required by Section 1309 of Title XIII of the Energy Independence and Security Act of 2007, the security of any future Smart Grid is dependent on successfully addressing the cyber security issues associated with the nation's current power grid.

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

Infrax's innovative and comprehensive solutions have the power to secure the future.

Industry Background

In today's environment of increasing threat sophistication and regulatory pressures, managing risk has become a primary concern for Utility IT organizations. Today, a single breach can cost millions, be devastating to industrial, commercial and residential consumers, and create a threat to national security. Infrax's Secure Network Interface Card (SNIC), GridMesh and GRid Intrusion Management (GRIM) products provide a secure solution for complete grid, network and intelligent device management.

Like the internet does today, the utility network needs to able to connect millions of devices and still operate in a reliable and secure grid. Because of increased demand and growing environmental concerns, this grid also needs to become far more flexible than it is today, accommodating distributed power generation from renewable sources and use several energy efficiency techniques. The vision of tomorrow's utility grid involves a number of technologies that need to be put in place to make the power grid smarter, with more automation within the network and tools to give end users better information and control. The overall change that the utility needs to make is to go from a centralized generation and distribution model to one that is more distributed and diverse.

Today's electric system was not designed to handle extensive, well-organized acts of terrorism aimed at strategic elements. The threat of attack is growing and a widespread attack against the infrastructure is more likely today than ever before.  It is therefore critical that the Smart Grid address security from the outset, making it a requirement for all the elements of the grid and ensuring an integrated and balanced approach across the system.

Ongoing Mandates

Title XIII of the Energy Independence and Security Act of 2007, mandates that the Department of Energy provides a quantitative assessment and determination of the existing and potential impacts of the deployment of Smart Grid systems on improving the security of the Nation's electricity infrastructure and operating capability, including recommendations on:

(1) How smart grid systems can help in making the Nation's electricity system less vulnerable to disruptions due to intentional acts against the system.

(2) How smart grid systems can help in restoring the integrity of the Nation's electricity system subsequent to disruptions.

(3) How smart grid systems can facilitate nationwide, interoperable emergency communications and control of the Nation's electricity system during times of localized, regional, or nationwide emergency.

(4) What risks must be taken into account that smart grid systems may, if not carefully created and managed, create vulnerability to security threats of any sort, and how such risks may be mitigated.

The National Institute for Standards and Technology (NIST) stated, "Identifying and implementing security controls is vital in protecting the confidentiality, integrity, and availability of the connected systems and the data that is transferred between the systems. If security controls are not in place or if they are configured improperly, the process of establishing the interconnection could expose the information systems to unauthorized access."

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

The energy industry's assets and systems are not equipped to handle well designed acts of cyber terrorism. With the growing threat of internet attacks, it is critical that robust security is introduced for all the elements of the grid. The deployment of a Smart Grid that reaches from the producer to the consumer, will ultimately add over 150,000,000 communications capable meters in the U.S. alone, creating over 150,000,000 unsecure access points into the grid that previously did not exist.  The lack of secure AMI solutions is a major concern of utilities and regulators alike, and Infrax can fill the void.

The market for Infrax's SNIC and GRIM solutions includes over 3,400 electric utilities in the United States, several thousand more globally, large consumers of commercial power, as well as power producers and utilities providing water and gas.

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

Secure. The power grid is vulnerable to the risk of data loss, theft and malicious attacks, and a smart grid often provides a command-and-control function for the power grid. In addition, many of the power grid's components are located in easily accessible and unsecured, outdoor locations. As a result, a networking platform for the smart grid must integrate highly sophisticated and proven security technologies deployed across multiple layers. Our networking platform incorporates an end-to-end, multi-layer security architecture and uses proven technologies and associated security techniques to allow electric power utilities to operate large-scale networks while minimizing security risk. By encrypting data to and from the devices and by ensuring the devices are authenticated, we preserve the integrity of the entire network even if an individual device is compromised. We use standards based encryption technologies and associated security techniques to enable our utility customers to benefit from a technology that has had to evolve over the decades to address constant, increasingly sophisticated attacks in a wide variety of industries and applications. Our robust security and enhanced authentication schemes prevent man-in-the-middle attacks and allows utilities to operate large-scale networks while mitigating security risk. Our security model incorporates sophisticated techniques to secure every device on the network but is also designed d to preserve the integrity of the entire network even if an individual device is compromised. We are focused on using highly encrypted data over secure tunnels using a variety of communications medium including WiFi, Cellular or other public communication media.  We believe this is more reliable and secure than radio frequency (RF) technology. Our SEIP incorporates a communications transport known as Electric power gridMesh™, and a device and data security management tool known as GRiM. Secure management of the "last mile" backhaul is necessary for electric power utilities to implement Smart Electric power grid applications such as AMI, and substation and distribution automation.

Reliable. Much of the physical infrastructure that makes up the network must reside outdoors, where factors such as weather, the growth of foliage or construction can change operating conditions over the infrastructure's lifetime. In addition, this infrastructure can be deployed in locations that are costly or difficult to service. As a result, a networking platform must be resilient, self-configuring and self-healing to function reliably with minimal intervention.  Our communications modules communicate with multiple access points, providing redundant paths to the utility, and dynamically adjust their connections to the network and to neighboring devices to accommodate changes in the physical environment that impact wireless throughput, such as new construction or foliage growth. In addition, our GridMesh network operating system routinely re-evaluates the optimal path for communications traffic. As a result, utilities benefit from built-in optimization and self-healing capabilities that allow our networking platform to function reliably with minimal interruption and limited manual intervention.

Cost-Effective. The networking platform must deliver a compelling business case, both at installation and as additional solutions are added to the network. Maintenance and upgrade costs must also be low, and the network must integrate with the utility's existing information technology and systems to facilitate deployment without expensive installation or integration costs. Our architecture enables our electric power utility customers to leverage a single network, rather than build multiple networks, when deploying additional solutions. This approach limits capital and operational expenditures and enhances our electric power utility customers' return on investment. Our networking platform is designed to limit both capital and operational expenditures relative to more expensive alternatives such as cellular- or PLC-based architectures. In contrast to such alternatives, our architecture enables our utility customers to leverage a single network, rather than build multiple networks, when deploying additional solutions such as distribution automation and demand-side management. Equipment requirements are mitigated because our access points support data from thousands of our communications modules, and all communications modules can act as relays for data from other communications modules. Our hardware and software is highly automated and operates with minimal manual intervention, thereby reducing upfront and ongoing maintenance expenses. We believe this approach limits capital and operational expenditures and enhances our utility customers' return on investment.

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

Communication Devices:

            •            Secure Network Interface Card (SNIC). Our SNIC is a combo card that resides inside the utility power meter.  The meter data such as usage, voltage, current etc. are encrypted and transported to the collector via a wireless module over proprietary mesh architecture.  The wireless devices, operating in the 2.4 GHz spectrum link devices in the neighborhood area network to a utility's back office or data center over the wide area network.

            •            Collectors, concentrators and repeaters. Our collectors are devices that communicate to the SNIC on one side and transport the data over an appropriate wide area network (WAN) to a concentrator, typically installed at a utility's substation.  Repeaters are devices that extend the reach of our network. Collector has the option to support a variety of WAN modules such as RF, cellular, WiMax etc. These devices are engineered to withstand harsh environmental conditions, including wind, lightning strikes, and rain, snow, and temperature extremes; are packaged in a standard form factor; and can be installed in a variety of locations such as a power pole.

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

Secure Network Interface Card (SNIC)

Our advanced metering solution provides utilities with two-way communications from our communications module integrated into a third-party meter to their back office, enabling utilities to remotely perform such functions as reading meter usage, capturing time-of-use consumption data, connecting and disconnecting service, and detecting power outages. Our current version of the card is made for Itron's Centron II meters, with the ability to modify the geometric design to fit inside other third party meters. Our advanced metering solution comprises communications modules that are integrated into partner meters and our UtilityIQ software applications. We do not manufacture meters; instead, we partner with various meter manufacturers to provide a range of meter options for our utility customers. We are in the process of completing a Security and Network Interface Card (SNIC), based on higher levels of encryption, which can be imbedded in all intelligent end devices including Smart Meters and sensors. We plan to offer our SNIC in a variety of configurations; all equipped with standards based encryption with robust authentication schemes. Data traffic passing through our SNIC will be encrypted using AES 256, once the devices are authenticated. These keys are periodically rotated to negate "man in the middle" attacks. When combined with our security based software and management tools, our SNIC will create an impenetrable barrier against cyber-attacks. Our SNIC coupled with our Grid Intrusion Management (GRIM) system, will provide an enhanced cyber security platform which prevents unwarranted intrusion into any part of an electrical electric power grid. Using advanced encryption algorithms, a secure virtual network can be created over a private or public network. We believe our SNIC is the next generation of electric power grid security products. SNIC addresses the advanced metering infrastructure requirements of electric power utilities and provides the highest level of meter security available to date.  SNIC employs military grade encryption, meeting or exceeding current and emerging security standards. The universal host interface board carries a single wireless module for both home area networking (HAN) and for communicating the data to the electric power utility's control center using standards based communications technology called GridMesh.

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

Increasing the efficiency of the electric power grid. With our advanced metering and distribution automation solutions, electric power utilities can more effectively and efficiently deliver electricity to homes and businesses with less waste. With our products, electric power utilities can monitor actual voltage levels at each consumer's location and adjust system voltage remotely, improving energy efficiency. Green Circuits, a distribution-efficiency initiative led by EPRI, has shown that utilities can achieve 1.8% to 2.7% overall energy reduction with conservation voltage reduction. Pacific Northwest National Laboratory estimates that 2% energy savings in the United States from conservation voltage reduction and advanced voltage control can reduce carbon emissions by 2% in the United States, or 59 million metric tons per year, by 2030. McKinsey & Company estimates that by 2019, energy savings from conservation voltage reduction and volt-VAR optimization will total $43 billion in 2009 dollars annually in the United States.

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

Exceed our customers' expectations. We seek to differentiate ourselves from our competitors through superior product reliability, performance and service. We believe that this focus has strengthened our relationships with our existing utility customers. We have regular feedback sessions with our utility prospects, which allow us to better understand their evolving needs and continuously improve our products and services. We also believe that a global presence and investments in software engineering and support will create competitive advantages in serving domestic and international utilities.

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

Broaden our solutions and services. We strive to broaden the scope of our solutions and services to maximize the benefit our utility customers receive from having deployed our Secure Intelligent Energy Platform. This expansion includes providing electric power utility customers with additional solutions and services from our current portfolio and developing new solutions and services to address our electric power utility customers' evolving requirements.

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

To meet the needs of the market, we have entered into a Technical Information License Agreement with Itron, Inc., the leading manufacturer of smart meters. The license agreement allows us to design our SNIC and communications module for inclusion in the Itron Centron I & Centron II meters. We have been working closely with Itron during this process to ensure that we are fully compliant and the results to date have all met Itron's criteria. When the qualification testing process is finished, we will be able to license the communications module to Itron and sell the product directly as Itron-compliant.

While we have also been in discussions with several other global meter manufacturers regarding the inclusion of the SNIC and GridMesh into their AMI meters, we believe that Itron's dominant market position and the strength of our relationship will drive the results required to meet our business objectives.

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

INCREASED MARKET PENETRATION AND INTEGRATION OF OUR ASSET MANAGEMENT PRODUCTS

We continue to discover new and exciting applications for the asset management, tracking and security products developed by Lockwood Technology. Infrax acquired controlling interest in Lockwood in April 2011 and has been focused on integrating Lockwood's capabilities into the Secure Intelligent Energy Platform. While we continue to support Lockwood's existing municipal and public safety applications, there is vast potential to deploy this technology within the utility sector.

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

BECOME A LEADING SOLUTIONS PROVIDER WITH A DIVERSIFIED PLATFORM AND A GLOBAL PRESENCE

Our customers' requirements create the need for our products and our goal is to drive application development to meet these needs. While Infrax's Secure Intelligent Energy Platform incorporates our secure wireless technology, we believe that growth in the Smart Grid communications industry will come primarily as utilities deploy Smart Grid applications including AMR/AMI, distribution and substation automation. These future points of entry for Smart Grid applications may include home energy management systems, demand response tools and other applications which will require the secure access provided by our Secured Network Interface Card (SNIC) ™ technology currently under development.

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

Infrax Systems has entered into a Technical Information License Agreement (TIL) with Itron, the leading manufacturer of smart meters.  The license agreement allows Infrax to design its Secure Network Interface Card (SNIC) and communications module for inclusion in Itron Centron I & Centron II meters. We have been working closely with Itron during this process to ensure that we are fully compliant and the results to date have all met Itron's criteria. When the qualification testing process is finished, Infrax can license the communications module to Itron and sell the product directly as Itron-compliant.

While we have also been in discussions with several other global meter manufacturers regarding the inclusion of the SNIC and GridMesh into their AMI meters, we believe that Itron's dominant market position and the strength of our relationship will drive the results required to meet our business objectives.

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

Our Intellectual Property and Its Protection

Infrax Systems:  Opticon Network Manager software and Smart Grid products

Our intellectual property consists of all of Corning Cable, Inc,'s intellectual property related to the Opticon Network Manager software. Our rights by purchase in our intellectual property are equivalent to that of any developer or creator of intellectual property. We have exclusive ownership of the Opticon Network Manager software and all its revisions and new versions, including R4, with the exclusive right to license it to others.

Additionally, our intellectual property relating to our Smart Grid products includes the design of the Secure Network Interface Card (SNIC) and its associated proprietary mesh routing scheme, customized modifications to our security software platform, and the wireless equipment hardware and software designs as well as the associated patents included in the Trimax Wireless, Inc. acquisition.

We regard all of our hardware, software and its documentation as proprietary and the source code for the software as a trade secret. We intend to complete the implementation of confidentiality procedures, contractual arrangements, physical security systems and other measures to protect our proprietary and trade secret information when we begin to hire employees. As part of our confidentiality procedures, we will generally enter into non-disclosure agreements with our key employees, and our license agreements will include provisions for protection of our proprietary information. We also plan to educate our employees on trade secret protection and employ measures to protect our facilities and equipment.  We plan to license our software products under signed license agreements that impose restrictions on the licensee's ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the software.

We have filed two provisional patent applications for our Smart Grid products, and intend to do more as development progresses. We do hold seven patents associated with the Trimax acquisition and continue to patent our wireless mesh technology as we complete each development phase.

Our software is protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary information. We do not need to do any further steps to protect our IP than stated. Neither we, nor to our knowledge Corning Cable, has filed a U.S. copyright registration. We will file a registration for the Secure Intelligent Energy Platform products as they are completed. We take measures to label our product with the appropriate proprietary rights notices, and we plan to actively enforce such rights in the U.S. and abroad. We believe that our ability to maintain and protect our intellectual property rights is important to the success of our business. Our intellectual property is at this time our only asset that will enable us to engage in our planned business. The measures for its protection described in this section may not provide sufficient protection and our intellectual property rights may be challenged. Efforts to enforce our intellectual property rights in litigation, or defend suits brought against us for copyright infringement, which we do not have reason to expect, would be expensive and consume substantial amounts of our management's time. Our ability to pursue remedies against person who we believe may infringe our intellectual property rights will depend on our financial condition from time to time.

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

We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility's back office. Our key competitors in this segment include Echelon Corporation, Elster Group SE, Landis+Gyr AG, and Sensus Metering Systems Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as S&C Electric Company and Schweitzer Engineering Laboratories, Inc.

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

The market for our products is in its infancy and there is no clear market leader, which provides Infrax entry with a unique product line. We also believe that none of our competitors offer a unique blend of network, device, data and security management as Infrax.  In order to maintain and improve our competitive position in the market, we must continue to invest in research and development, and continue to anticipate changes in the market and our customers' requirements.

Recent Competitor's activity & Recent Industry Acquisitions of Our Competitors

• Silver Springs Networks – competitive advantage
 Developed Smart Grid Energy Platform with NIC for GE meters and end‐to‐end management
 Have won several utility contracts for AMI deployment
 Public Company as of 2014 (SSNI)

• LandysGyr
 Large meter manufacturer
 Acquired by Toshiba in July 2011 for 2.3B
 Combined company targeting Advanced Metering Infrastructure (AMI)

• eMeter
 A premium Meter Data Management (MDM) company
 Acquired by Siemens – terms not disclosed, but Siemens invested $12.5 M in 2008

• SmartSynch
 Smart Grid Company focused on meter communications over public wireless
 In business since 2000 providing innovative solutions for utilities
 Acquired in January 2012 by Itron for $100M

• Schneider Electric
 Strong energy Management Company with a variety of products for utilities
 Acquired Telvent, a provider of IT and software solutions to the power grid for $2B in
June 2011

Our Employees

At the date of this annual report, we have four (4) full-time and three part-time employees. The majority of employees work out of our offices in Saint Petersburg. We have no employees dedicated to sales and deployments.

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

"Penny Stock" rules may make buying or selling our common stock difficult.

Trading in our securities is expected to be subject, at least initially, to the "penny stock" rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions, none of which apply to our common stock. These rules require that a broker-dealer, who recommends our common stock to persons other than its existing customers and accredited investors, must, prior to the sale:

●	Make a suitability determination prior to selling a penny stock to the purchaser;
●	Receive the purchaser's written consent to the transaction;
●	Provide certain written disclosures to the purchaser;
●	Deliver a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market;
●	Disclose commissions payable to both the broker-dealer and the registered representative; and
●	Disclose current quotations for the common stock.

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

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon:

➢	Management's ability to maintain the technology skills for our services;
➢	The Company's ability to keep abreast of the changes by the government agencies and law;
➢	Our ability to attract customers who require the services we offer; and
➢	Our ability to generate revenues through the sale of our services to potential clients who need our services.

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

N/A

Item 4.  Submission of matters to a vote of security holders

We did not submit any matter to a vote of our security holders, through the solicitation of proxies or otherwise during the fourth quarter of our 2015 fiscal year.

PART II

Item 5.  Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities

Our common stock is quoted on OTC Bulletin Board under the symbol "IFXY". The Company began trading on January 11, 2008.

Price History of our common stock.

The following table sets forth high and low bid quotations for the quarters indicated and trading volume data for our common stock for the period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal Year 2014*
Fourth Quarter Ended June 30, 2014	$0.022	$0.01
Third Quarter Ended March 31, 2014	$0.03	$0.02
Second Quarter Ended December 31, 2013	$0.03	$0.02
First Quarter Ended September 30, 2013	$0.03	$0.02

Fiscal Year 2015*
Fourth Quarter Ended June 30, 2015	$0.003	$0.001
Third Quarter Ended March 31, 2015	$0.007	$0.001
Second Quarter Ended December 31, 2014	$0.02	$0.01
First Quarter Ended September 30, 2014	$0.03	$0.01

Dividend Policy

N/A

Equity Compensation Plan

See description our Stock Option Plan in Item 12.

Transfer Agent

We have engaged ClearTrust, Inc. to serve as our stock register and transfer agent.  ClearTrust's address is 17961 Hunting Bow Circle, Unit 102, Lutz, FL 33558.

Sales of Unregistered Securities

None

Item 6.  Selected financial data

The following financial data is derived from, and should be read in conjunction with, the "Financial Statements" and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	2015	2014

Cash	$274	$547
Current assets	6,474	23,920
Total Assets	248,597	1,883,721

Total current liabilities	506,423	2,531,628
Total liabilities	856,423	3,355,319
Total stockholders' equity (deficit)	(607,826)	(1,471,598)

Working Capital	(499,949)	(2,507,708)

Net Cash (Used) Provided by Operating Activities	(221,115)	(60,856)

For the Year Ended June 30,	2015	2014

Revenues	$45,047	$136,901
Direct costs	-	46,722
Interest exp & Minority Interest	171,991	117,063
Operating expenses:	1,777,456	2,418,793
Net Income (loss)	$94,720	$(2,211,551)

Item 7.  Management's discussion and analysis of financial condition and results of operations

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

Infrax's innovative and comprehensive solutions have the power to secure the future.

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

Our Marketing Plan

The first phase in our plan of operations, subject to adequate funding, will be implementation of our sales and marketing plan. We plan to initially select several resource constrained small to mid-sized utilities to function as beta test sites for our Secure Intelligent Energy Platform.  We are currently working with one mid-sized utility during the design phase of product development.  We will also be targeting utilities for the immediate deployment of our "Smart Grid Ready" wireless products in preparation of the completion and launch of our SIEP.

Infrax Systems has entered into a Technical Information License Agreement (TIL) with Itron, the leading manufacturer of smart meters.  The license agreement allows Infrax to design its Secure Network Interface Card (SNIC) and communications module for inclusion in Itron Centron I & Centron II meters. We have been working closely with Itron during this process to ensure that we are fully compliant and the results to date have all met ITRON's criteria. When the qualification testing process is finished, Infrax can license the communications module to Itron and sell the product directly as Itron-compliant. As of the filing of this 10/K, Infrax is in the process of certification of its flagship product with ANSI and Itron.

While we have also been in discussions with several other global meter manufacturers regarding the inclusion of the SNIC and GridMesh into their AMI meters, we believe that ITRON's dominant market position and the strength of our relationship will drive the results required to meet our business objectives.

Product Research and Development

Our Smart Grid products are in the final stages of development and we anticipate delivering prototype solutions to our targeted beta customers by the end of the 4th quarter of 2016. We have budgeted $1.0 M for the completion of our hardware and software products. We may not have financial or other resources to undertake this development. Without additional funding sufficient to cover this budgeted amount, we may not have the resources to conduct this development.

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

Revenue

Currently, we derived all of our revenue from sales of Lockwood Technology products and services that enable customers to manage their assets internally. In 2015, product revenue represented 31% and service revenue represented 69% of our total revenue.

Our product revenue is derived from sales of asset management system software. To date, in our typical customer deployments, we have sold our Lockwood asset management system directly to our customers. However, when requested by our customers, we have sold third-party devices such as handheld inventory counting devices directly to our customers.

Our service revenue includes fees for professional services, managed services and SaaS, and ongoing customer support. To date, a substantial majority of our revenue is attributable to a limited number of customer solutions that includes Lockwood's current customers such as Sapient and Level 3.

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

RESULTS OF OPERATIONS

Comparison year ended June 30, 2015 to June 30, 2014

Total Revenue. Total revenue for 2015 was $45,047 compared to $136,901 in 2014, representing a decrease of approximately 67%. Substantially all revenue from 2015 and 2014 was derived from few customers. The decrease in total revenue is attributable to the older expired annual Maintenance & Support contracts for the Lockwood Asset Tracking & Management Software.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2015 were approximately $98,990 compared to $78,266 for 2014. The increase in selling, general and administrative expenses in 2015 as compared 2014 was due primarily to the cost of updating the existing maintenance software to a higher sophisticated level.

Net Loss from Operations. For the year ended June 30, 2015 and 2014, we incurred a net income of $94,720 as compared to a net loss of $2,211,551.   Other income for 2015 included a gain on debt settlement of $871,446, and a gain on sale of the Lockwood subsidiary of $1,127,674 offset by interest expense of $171,991.  Operating expenses included $15,000 and $110,702 of stock based compensation for the years ended June 30, 2015 and 2014, respectively, and also included depreciation and amortization, non-cash expenses, in the amount of $1,423,467 and $1,662,002 for the years ended June 30, 2015 and 2014, respectively.

Compensation and consulting expenses decreased approximately $327,824 for the comparative periods, due to the decrease in reduction in operations and officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had approximately $274 in cash. We have exceeded the line of credit from Mr. Talari for which to pay normal operating expenses. Mr. Talari has continued funding our operations. Mr. Talari has expressed commitment to $1 million dollars of funding; the Company is currently in process of formalizing the agreement. We believe this support will allow our continuation while we attempt to secure other sources of financing to develop our business plan, and increase efforts of our marketing plan.  Cash used in operations was $221,115, which was primarily provided from advances from our majority shareholder.

We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our sales and services to cover our operating expenses and increased sales and marketing efforts. Consequently, there remains doubt about the Company's future and sustained profitability.

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

Critical Accounting Policies

The Company's significant accounting policies are presented in the Company's notes to financial statements for the period ended June 30, 2015 and 2014, which are contained in this filing, the Company's 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The Company is currently in merger or acquisition negotiations with entities which management believes to be key components of the Smart Grid solutions we envision. Management believes that acquisitions will be a catalyst for advancing the Company's existing technology to attain greater market share. We are currently in valuation negotiations with the targeted companies; acquisitions will be primarily share exchanges. Additionally, we are seeking capital financing for the purposes of furthering our plan of operations. These negotiations have not advanced, at this point, to an issuance of a letter of intent; however management believes this ongoing strategy will best serve existing shareholders.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 8.  Financial statements and supplementary data

Infrax Systems, Inc.

2015 Annual Report

Infrax Systems, Inc.
Consolidated Balance Sheets

	June 30, 2015	June 30, 2014
Assets
Current assets
Cash	$274	$547
Accounts receivable	-	5,000
Inventory	6,200	6,200
Loan receivable from affiliate	-	12,173
Total current assets	6,474	23,920

Property & equipment, net	2,160	41,338
Intangible property, net	239,963	1,813,963
Deposits	-	4,500
Total Assets	$248,597	$1,883,721

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$156,205	$164,040
Accrued expenses	224,159	1,589,760
Deferred revenue	-	53,328
Notes payable, net	105,099	724,500
Notes payable, affiliates	20,960	-
Total current liabilities	506,423	2,531,628

Non-Current liabilities
Notes payable to shareholder	350,000	823,691
Total liabilities	856,423	3,355,319

Stockholders' Equity
Preferred Stock, 100,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated; 2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series B Convertible: 10,000,000 shares designated; 0 and 13,540 issued and outstanding	-	13
Common Stock, $.001 par value, 900,000,000 shares authorized; 325,544,568 and 110,592,793 shares issued and outstanding, respectively	325,545	110,593
Additional paid-in capital	13,993,618	13,783,942
Minority interest in subsidiary	-	(344,437)
Accumulated deficit	(14,929,514)	(15,024,234)
Total stockholders' equity	(607,826)	(1,471,598)

Total Liabilities and Stockholders' Equity	$248,597	$1,883,721

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations

	For the Year Ended June 30,
	2015	2014

Revenues	$45,047	$136,901
Direct costs	-	46,722
	45,047	90,179

Operating expenses:
Salaries and benefits	171,864	491,230
Stock based compensation	15,000	110,702
Professional fees	68,135	76,593
General and administrative	98,990	78,266
Amortization and depreciation	1,423,467	1,662,002
Total operating expenses	1,777,456	2,418,793

Other income (expense):
Interest expenses	(171,991)	(44,341)
Gain on sale of subsidiary	1,127,674	-
Gain on debt settlement	871,446	-
Total other income (expense)	1,827,129	(44,341)

Loss from operations before income taxes	94,720	(2,372,955)

Provision for income taxes	-	-
	94,720	(2,372,955)

Minority Interest	-	161,404

Net loss	$94,720	$(2,211,551)

Earnings (loss) per share:
Basic and dilutive	$-	$(0.02)

Weighted average shares outstanding
Basic and dilutive	136,148,493	108,627,578

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statement of Stockholders' Equity

	Preferred		Common		Additional Paid in	Minority	Accumulated Deficit Development	Stock- holders'
	shares	$.001 par	shares	$.001 par	Capital	Interest	Stage	Equity

Balance at June 30, 2013	2,537,164	$2,538	103,212,682	$103,213	$13,680,620	$(183,033)	$(12,812,683)	$790,655

Shares for services			7,380,111	7,380	103,322			110,702

Net loss						(161,404)	(2,211,551)	(2,372,955)

Balance at June 30, 2014	2,537,164	$2,538	110,592,793	$110,593	$13,783,942	$(344,437)	$(15,024,234)	$(1,471,598)

Settlement of debt			2,325581	2,326	37,674			40,000

Shares for services			1,500,000	1,500	13,500			15,000

Shares for accrued compensation			5,000,000	5,000	45,000			50,000

Conversion of preferred shares	(11,500)	(13)	22,996,000	22,996	(22,983)			-

Discount on debt					195,488			195,488

Conversion of debt			183,130,194	183,130	(59,003)			124,127

Sale of Subsidiary						344,437		344,437

Net loss							94,720	94,720

Balance at June 30, 2015	2,525,664	2,525	325,544,568	325,545	13,993,618	-	(14,929,514)	(607,826)

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$94,720		$(2,211,551)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	1,423,467		1,662,003
Stock based compensation	15,000		110,702
Amortization of deferred revenue	(45,047)		(94,888)
Amortization of debt discount	145,541		-
Gain on sale of subsidiary	(1,127,674)		-
Gain on debt settlement	(871,946)
Minority interest	-		(161,404)
Changes in assets and liabilities:
Accounts receivable	1,000		14,256
Inventory	-		25,338
Due from affiliate	-		(9,952)
Prepaid and other	12,173		-
Accounts payable	28,721		26,411
Accrued expenses	80,166		498,171
Customer deposits and deferred revenue	22,764		80,058
Net Cash (Used) in Provided by Operating Activities	(221,115)		(60,856)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,173)		-
Net Cash (Used) in Investing Activities	(2,173		-

Cash Flows from Financing Activities:
Cash of subsidiary sold	(646)		-
Proceeds from new deb	279,050		-
Related party advances (payments)	(55,389)		61,103
Net Cash (Used) Provided by Financing Activities	223,015		61,103

Net increase/decrease in Cash	(273)		247
Cash at beginning of period	547		300
Cash at end of period	$274		$547

Supplemental cash flow information:
Interest paid	$-		$-
Taxes paid	$-		$-

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in satisfaction of accrued compensation	$50,000	$
Issuance of common stock in satisfaction of payables	$15,000	$

The accompanying notes are an integral part of these financial statements.

 Infrax Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2015 and 2014

1.           History of the Company and Nature of the Business

History of the Company

Infrax Systems, Inc. (formerly OptiCon Systems, Inc.) ("the Company", "Infrax" ) was formed as a Nevada corporation on October 22, 2004.  On July 29, 2005, the stockholders of the Company entered into an agreement to exchange 100% of the outstanding common stock of the Company, for common and preferred stock of FutureWorld Energy, Inc. (formerly Isys Medical, Inc.), a publicly traded company, at which time, the Company became a wholly owned subsidiary of FutureWorld Energy, Inc..

FutureWorld Energy, Inc. ( "FutureWorld" ), Infrax's parent company, announced its intention to spin off Infrax (formerly OptiCon Systems, Inc.) by the payment of a stock dividend.  In connection with the proposed spinoff, Infrax's board of directors approved a stock dividend of 99,118 shares to FutureWorld, its sole shareholder.  On August 31, 2007, FutureWorld paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of the Company, at the rate of one share of Infrax's stock for every two shares they own of FutureWorld.  As of August 31, 2007, Infrax ceased being a subsidiary of FutureWorld.

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

In October 2009, the Company shifted its focus and energies towards the "Smart Grid" energy sector. The Company believes our secure integrated platform will hasten the deployment of all Smart Grid technology for resource constrained small and mid-sized utilities.  Infrax's advantage comes from our products ability to enable the creation of a secure platform scalable to deliver a broad set of intelligent Smart Grid initiatives across millions of endpoints for Utilities.

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

 Infrax Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2015 and 2014

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Infrax Systems, Inc., and Lockwood Technology Corporation (70%), net of minority interests (collectively referred to as the "Company").  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and material intercompany transactions have been eliminated.

The Trimax Wireless, Inc. acquisition was effective June 29, 2010.  The agreement acquired all the assets and certain liabilities of Trimax Wireless, Inc.  As an asset purchase the acquired assets and liabilities are included in the accounts of Infrax Systems, Inc.

The Company acquired a controlling interest (70%) of Lockwood Technology Corporation ("LTC") on May 8, 2011. LTC's activities, during the period of ownership, have been included in the reported consolidated financial statements.

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

 Infrax Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2015 and 2014

The Company measures at fair value its assets and liabilities based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. These two types of inputs have created the following fair value hierarchy:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

As of June 30, 2015 and 2014, the fair values of the Company's financial instruments approximate their historical carrying amount.

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

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2015 and 2014.

 Infrax Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2015 and 2014

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

 Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company's intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company's tangible or intangible assets exist at June 30, 2015 and 2014, as reported. Certain impairments have been recorded to reflect the net realizable value of the associated assets, based on fair value (inventory) or discounted cash flows (goodwill and intangibles).

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
For the Years Ended June 30, 2015 and 2014

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company's operating expenses.  Advertising expense was $0 and $0 for the years ended June 30, 2015 and 2014, respectively

Research and Development

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

	June 30, 2015		June 30, 2014
Earnings (Loss) per share:
Net Loss		$94,720	$(2,211,551)

Common shares		325,544,568	110,592,793
Common share equivalents			915,415,206
Dilutive common shares			1,026,007,999

Earnings (loss) per share, basic		$0.00	$(0.02)
Earnings (loss) per share, dilutive	$		$(0.00)

 Infrax Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2015 and 2014

Impact of Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2015 through the date these financial statements were issued.

3.           Going Concern

As of June 30, 2015, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit.  As of June 30, 2015, the Company had negative working capital in excess of $499,949, and approximately $274 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.           Property and Equipment

Property and equipment consists of the following:

	June 30, 2015	June 30, 2014
Office and computer equipment	$85,246	$120,636
Furniture and fixtures	55,163	54,703
Computer software	5,468	5,468
	145,877	180,807
Accumulated depreciation	(143,717)	(139,469)
	$2,160	$41,338

For the years ended June 30, 2015 and 2014 the total depreciation expense charged to operations totaled $33,688 and $33,124, respectively.

5.           Intangible Assets and Goodwill

Intangible assets consist of the following:
	June 30, 2015	June 30, 2014
Opticon fiber optic management software	$	$189,862
Trademarks		1,000
TriMax intellectual property		6,329,342
TriMax software		180,020
Lockwood customer list		394,550
Lockwood licensing and technology		920,600
		8,015,374
Accumulated amortization		6,201,411
	$	$1,813,963

 Infrax Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2015 and 2014

For the years ended June 30, 2015 and 2014 the total amortization expense charged to operations totaled $1,389,880 and $1,813,963, respectively.

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2016	209,837
2017	25,718
thereafter	188,527
$484,082

During the years ended June 30, 2015 and 2014, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  The capitalized software costs are amortized when the software is actually sold to customers.  Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software's economic life.  At June 30, 2015 and 2014 amortization expense was $0 and $0, respectively.

TriMax intellectual property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks.  The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property.  The valuation considered future cash flows of the operating intangible assets acquired.  The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets.  The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing.  The acquisition carrying value assigned to the intellectual property was $6,329,342. At June 30, 2015 and 2014 amortization expense was $1,180,044 and $1,287,324, respectively.

TriMax software

Software development costs, in the amount of $180,020, were acquired in the Trimax acquisition.  The proprietary software was an identified asset of the acquisition and valued at cost.  The capitalized software is available for sale and is to be amortized over a 5 year period. At June 30, 2015 and 2014 amortization expense was $25,717 and $25,717, respectively.

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

 Infrax Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2015 and 2014

6.           Accrued Expenses

Accrued expenses at June 30, 2015 and 2014 were as follows:

	June 30, 2015	June 30, 2014
Accrued salaries and related expenses	$125,870	$1,291,700
Accrued interest	6,089	203,042
Accrued expenses	92,200	95,018
	$224,159	$1,589,760

7.           Debt Agreements

The Company has a Master Note Agreement, as an unsecured line of credit, from Mr. Sam Talari. The Master Note is for operational capital, in the amount of $350,000 and is non-interest bearing. Mr. Talari has pledged additional funding for operating capital, up to $500,000 as evidenced by agreement. Subsequent to the year end, Mr. Talari has pledged a total of $1 million dollars, under the same terms as the original Master Note.

8.            Notes payable

Notes payable consist of the following as of June 30, 2015
	June 30, 2015	June 30, 2014

Note payable to Trimax Wireless in the original amount of $712,500. Interest only payments 6% due December 29, 2010. The note was settled in November 2014.	$-	$712,500

Convertible note to LG Capital Funding in the amount of $32,500. Interest at 8% and principle are due on August 28, 2015. Convertible at 55% of market. Balance is net of discounts of $5,199 and $0, respectively.	6,686	-

Convertible note to KBM Worldwide in the amount of $53,500. Interest at 8% and principle are due on August 17, 2015. Convertible at 40% of market. Balance is net of discounts of $3,801 and $0, respectively.	11,759	-

Convertible note to Typenex Investments in the amount of $52,000. Interest at 10% and principle are due on October 3, 2015. Convertible at 40% of market. Balance is net of discounts of $20,800 and $0 respectively.	31,200	-

Convertible note to KBM Worldwide in the amount of $43,000. Interest at 8% and principle are due on September 21, 2015. Convertible at 40% of market. Balance is net of discounts of $6,109 and $0, respectively.	36,891	-

Convertible note to KBM Worldwide in the amount of $43,000. Interest at 8% and principle are due on March 21, 2016. Convertible at 40% of market. Balance is net of discounts of $24,437 and $0, respectively.	18,563

Demand note to an unrelated party from the Lockwood acquisition. Non-interest bearing.	-	6,000

Demand note to an unrelated party from the Lockwood acquisition. Non-interest bearing.	-	6,000

	105,099	724,500

Less current portion	(105,099)	(724,500)

Long-term portion	-	-

 Infrax Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2015 and 2014

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

Other employment agreements exist with employees.  As of June 30, 2015 and 2014, the accrued compensation under the employment agreements was $1,006,838 and $1,006,838, respectively.  These amounts are included in the accrued expenses.

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company's directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a non-interest bearing master promissory note, based on amounts advanced from time to time, payable annually.  Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $350,000 and $823,961 remains outstanding at June 30, 2015 and 2014, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individuals and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $0 and $1,123 due to two individuals as of June 30, 2015 and 2014.

 Infrax Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2015 and 2014

Stock Transactions

N/A

10.           Stock Options and Warrants

N/A

11.         Stock Option Plan

On October 22, 2004, the Company adopted a 2004 Non-statutory Stock Option Plan ( "Option Plan" ) for the benefit of its key employees (including officers and employee directors), consultants and affiliates. The Option Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment.

On October 2, 2009, the Company adopted a 2009 Employees and Consultants Stock Compensation Plan ("Stock Plan") for the benefit of employees and consultants (including officers and employee directors). The Stock Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment, and to pay independent consultants that perform services to the Company. The Board of Directors authorized 10,000 shares (adjusted for reverse split) of the Company's common stock to be set aside, which may be issued under the Stock Plan.

On July 2013, the Company adopted a 2013 Stock Incentive Plan and Management Incentive Bonus Plan ("The Plan") to advance the interests of the Company's stockholders by enhancing the Company's ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of the Company's stockholders. Management Incentive Bonus Plan (the "Plan") is to advance the interests of Infrax Systems, Inc. (the "Company") by providing Participants (defined below) of the Company and its designated Subsidiaries (defined below) with additional incentive to promote the success of the business and to increase their vested interest in the success of the business and the Company, and to encourage them to remain employees, through the making of certain incentive cash bonus awards (the "Awards") linked to objectively determinable performance goals.  The Awards granted under the Plan are intended to be exempt from Section 409A of the Internal Revenue Code of 1986, as amended (the "Code"). To the extent that any Award is subject to Section 409A, then the Plan as applied to that Award shall be interpreted and administered so that it is consistent with such Code section. The Board of Directors authorized 10,000,000 shares of the Company's common stock to be set aside, which may be issued under the Plan.

12.         Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended June 30, 2015 and 2014:

	Year Ended June 30,
	2015	2014
Federal at federal statutory rate	(34.0)%	(34.0)%
State, net of federal deduction	(3.3)%	(3.3)%
Change in valuation allowance	37.3%	37.3 '	%
Effective tax rate	0.0%	0.0 '	%

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30,
	2015		2014

Income tax benefit at statutory rate	$		$(824,909)
Increase (decrease) in income taxes due to:
Change in valuation allowance			824,909
		$-	$-

 Infrax Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2015 and 2014

Net deferred tax assets and liabilities were comprised of the following:

	Year Ended June 30,
	2015	2014

Deferred tax asset (liability)
Net operating loss	5,076,035	5,140,865
Valuation allowance	(5,076,035)	(5,140,865)
	-	-

The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2015 or 2014 based on uncertainties concerning the Company's ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $15,000,000 from inception to June 30, 2015, which will expire, unless used to offset future federal taxable income beginning in 2024. The tax years for June 2011, 2012, 2013 and 2014 are open for examination by state and federal agencies.

13.         Capital Equity

The Company has issued convertible preferred shares. Shares are convertible into the Company's common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

	Shares	Conversion
	Outstanding	Rate to Common
Preferred Series A	2,400,000	375
Preferred Series A1	8,889	89
Preferred Series A2	88,889	20
Preferred Series A3	25,846	16
Preferred Series B1	830	300
Preferred Series B2	1,210	300
	2,525,664

The above conversion rates are reported retroactive to the reverse stock split.

14.         Commitments and Contingencies

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
Rent expense for the years ended June 30, 2015 and 2014 amounted to $24,702 and $41,349, respectively.

 Infrax Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2015 and 2014

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At June 30, 2015 and 2014 no foreign currency translation was conducted due to the immaterial nature of its subsidiary's balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's consolidated financial position or results of operations as of June 30, 2015 and 2014.

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

15.         Subsequent Events

We are providing intellectual properties and technologies relating to IoT (Internet of Things) to companies for use to other industries. We have extended our platform, SNIC, to deliver secure M2M (machine to machine) communication and Sensor technology as we believe the market for IoT will dwarf our current industry niche.

On September 2015, Federal lawsuit against Lockwood Worldwide and its owners, current and previous management in the UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA was dismissed. We may file an appeal.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A.  Controls and Procedures.

Not applicable.

Item 9A (T).  Controls and Procedures

Disclosure Controls

As of June 30, 2015 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of June 30, 2015 such disclosure controls and procedures were not effective.

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2015.

●	We do not have adequate personnel and other resources to assure that significant and complex transactions are timely analyzed and reviewed.
●
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

●
Our limited financial resources restrict our employment adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise effective control over financial reporting.

●
Our limited resources restrict our ability to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2015 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Sam Talari

Mr. Talari has been one of our directors since 2004.  Mr. Talari became our Chairman on June 1, 2008, and our Acting Chief Executive Officer on November 21, 2008.  Mr. Talari's employment during the five year period prior to this annual report, and for certain years before that period, is as follows:

●
1994 – 1999 – Mr. Talari ran Compusite Corporation, one of the first Internet solutions providers in the nation to offer large spectrum of value added services to companies seeking greater presence on the Internet. He assisted Compusite to grow from no revenue to a multi-million dollar company.

●
1999 to Present – Mr. Talari founded FutureWorld Energy, Inc., (formerly Isys Medical, Inc.) and serves since inception as one of FutureWorld Energy's directors. FutureWorld Energy is a diversified energy holding company, owning and seeking disrupted technologies in the renewable and alternative energy industry globally.

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

Mr. Aiello earned a Bachelor of Arts degree in Political Science from the State University of New York at Albany in 1981.

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2015 or 2014 fiscal year.

Code of Ethics.

On July 1, 2005, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended June 30, 2015, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sam Talari, Chief Executive Officer, 3637 4th Street North, Suite 330, St. Petersburg, FL 33781.  We have posted our Code of Ethics on our website http://www.infraxinc.com/about-us/investor-relations/, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Audit committee.

We do not have an audit committee.

Procedures for stockholders to nominate directors.

We have not adopted any procedures whereby stockholders may nominate persons for election as directors.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The goal of our named executive officer compensation program is the same as our goal for operating the company—to create long-term value for our shareowners. Toward this goal, we have designed and implemented our compensation programs for our named executives to reward them for leadership excellence, to align their interests with those of our shareowners and to encourage them to remain with the company for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives. These elements consist of salary, bonus, and equity incentive compensation. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive's contribution to the company.

Compensation Objectives

Performance.  Our two executives' who are identified in the Summary Compensation Table, (whom we refer to as our named executives) have held different positions with increased levels of responsibility over the period that they have served the Company. The amount of compensation for each named executive reflects his management experience, performance and service.  A key element of compensation is equity incentive compensation in the form of our common stock, and participation in our Non statutory Stock Option Plan, although no shares have been granted to date.

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

We allocate compensation between cash compensation and equity based compensation. We provide cash compensation in the form of base salaries to meet competitive salary norms and reward performance on an annual basis, if warranted. Base salary is designed to reward annual achievements and be commensurate with the executive's scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. Our other elements of compensation focus on motivating and challenging the executive to achieve superior, longer-term, sustained results. We provide non-cash compensation in the form of equity incentive arrangements to retain and attract key individuals and to reward performance against specific objectives and long-term strategic goals.

Alignment. We seek to align the interests of the named executives with those of our investors by evaluating executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareowner value. A key element of compensation that aligns the interests of our executives with shareowners is equity incentive compensation, and providing the executives the ability to convert a portion of their compensation into common shares, both of which increases the executive's stake in the Company.

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

Name and principal position	Year	Salary	Bonus	Stock Award	All other compensation	Total

Sam Talari,	2015	$180,000	-0-	-0-	-0-	$180,000
Acting CEO & Co-Chairman	2014	$164,000	-0-	-0-	-0-	$164,000

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

—	each of our directors and executive officers, at September 19, 2015;
—	our directors and executive officers as a group, at September 19, 2015; and
—	other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

The address of our directors and executive officers is our address. Except as noted in the following table, we are not aware of any other person or "group", as defined in the Regulation S-K, who owned five percent or more of our common stock at September 29, 2014.  We have no reason to believe that each person identified in the table does not have sole voting and investment power over the shares he owns, except as noted.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal years 2015 and 2014, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control.

We do not anticipate entering into any future transactions with our directors, officers and affiliates.

There are no family relationships between the directors or executive officers.

Item 14.  Principal Accountant Fees and Services

The following table sets forth amounts we have been billed with respect to 2015 and 2014 for certain services provided by our independent accountants, DKM, Drake & Klein CPAs, PA. For the year ended June 30, 2015, which performed the reviews of our financial statements through March 31, 2015 10Q:

Service	2015	2014
Audit	$	$0
Review of unaudited financial statements	$	$6,000
Audit-related fees	$	$0
Tax compliance, tax advice and tax planning	$	$0
All other services	$	$0

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

Signature, Name and Position:	Date:

/s/ Sam Talari	October 14, 2015
Sam Talari, Principal Executive Officer

/s/ Sam Talari	October 14, 2015
Principal Financial Officer and Principal Accounting Officer and Director