Form 10-Q
period 2015-09-30
INFRAX SYSTEMS, INC.
filed 2015-11-30
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2015

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

As of November 30, 2015, the registrant had 765,118,635 shares of common stock outstanding.

Infrax Systems, Inc.
Consolidated Balance Sheets (unaudited)

This Form 10-Q is being filed to disclose the fact that it was not reviewed by our independent registered public accounting firm.

	September 30,	June 30,
	2015	2015
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$9	$274
Inventory	6,200	6,200
Total current assets	6,209	6,474

Property & equipment, net of accumulated	2,012	2,160
Intangible property, net of accumulated	233,533	239,963
Total Assets	$241,754	$248,597

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$157,272	$156,205
Accrued expenses	225,591	224,159
Notes payable, net	121,643	105,099
Notes payable, affiliates	20,672	20,960
Total current liabilities	525,178	506,423

Non-Current liabilities
Notes payable to shareholder	351,941	350,000
Total liabilities	877,119	856,423

Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series A1 Convertible: 33,000,000 issued and outstanding		-
Common stock, $.001 par value, 950,000,000 shares
authorized; 632,448,635 and 325,544,568 shares
issued and outstanding, respectively	632,449	325,545
Additional paid-in capital	13,707,533	13,993,618
Accumulated deficit	(14,977,872)	(14,929,514)
Total stockholders' equity	(635,365)	(607,826)

Total Liabilities and Stockholders' Equity	$241,754	$248,597

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2015	2014

Revenues	$-	$-
Direct costs	-	-

Gross Profit	-	-

Operating expenses:
Salaries and benefits	-	40,131
Professional fees		26,775
General and administrative	2,986	10,596
Amortization and depreciation	6,578	334,835
Total operating expenses	9,564	412,337

Other income (expense):
Interest expenses	(38,794)	(15,327)
Total other (expense)	(38,794)	(15,327)

Loss from continuing operations before income taxes and minority interest	(48,358)	(427,664)

Provision for income taxes	-	—

Loss from continuing operations before minority interest	(48,358)	(427,664)

Loss from discontinued operations, net of tax	-	(73,379)

Net loss	$(48,358)	$(501,043)

Basic net loss per share
Loss from continuing operations	$(0.000)	$(0.004)
Loss from discontinued operations	(0.000)	(0.000)
Net loss per share	$(0.000)	$(0.004)

Weighted average shares outstanding
Basic	539,280,618	110,592,793

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2015	2014

Cash Flows from Operating Activities:
Net (loss) income	$(48,358)	$(501,043)
Adjustment to reconcile Net Income to net
cash provided by or (used in) operations:
Depreciation and amortization	6,578	382,718
Amortization of deferred revenue		(16,071)
Amortization of debt discount	34,672	3,925
Minority interest	-	(31,448)
Changes in assets and liabilities:
Accounts receivable	-	(8,500)
Inventory	-	—
Related party loans	-	—
Prepaid and other	-	9,522
Accounts payable	1,067	3,271
Accrued expenses	3,835	105,068
Customer deposits and deferred revenue		19,500
Net Cash (Used) by Operating Activities	(2,206)	(33,058

Cash Flows from Investing Activities:
(Purchase) disposal of property and equipment	-	(2,172)
Net Cash (Used) Provided by Investing Activities	-	(2,172)

Cash Flows from Financing Activities:
Net proceeds from debt	-	87,550
Payments from (to) related parties	1,941	(50,855)
Net Cash (Used) Provided by Financing Activities	1,941	36,695

Net increase/decrease in Cash	(265)	1,465

Cash at beginning of period	274	547

Cash at end of period	$9	$2,012

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
(Unaudited)

Note 1.  History of the Company and Nature of the Business

History of the Company

Nature of Business

Since its inception, the Company had been dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed, and acquired from Corning Cable System, Inc. through a related company, FutureTech Capital, LLC. In October 2009, the Company began developing smart grid energy related products. As of June 29, 2010, the Company acquired the assets and management of Trimax Wireless Systems, Inc. ("Trimax"), in exchange for equity and a note payable.  In April 2011, the Company acquired controlling interest in Lockwood Technology Corporation ("Lockwood"), a provider of advanced asset management solutions. In June of 2015, the Company sold its interest in Lockwood Technology Corporation and has accountied for its assets, liabilities and results of operations as a discontinued operation for all periods presented.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2015, the consolidated statements of operations and statements of cash flows for the three months then ended, and the statement of stockholders' equity have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2015, and the results of operations and changes in cash flows for the three months then ended have been made. These financial statements should be read in conjunction with our unaudited financial statements and notes thereto included in our annual report for the year ended June 30, 2015 on Form 10-K filed with the SEC on October 14, 2014.

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

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
(Unaudited)

 Principles of Consolidation

The consolidated financial statements include the accounts and operations of Infrax Systems, Inc., and its wholly owned subsidiary, Infrax Systems SA (Pty) Ltd, an inactive foreign subsidiary.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

As of September 30, 2015 and June 30, 2015, the fair values of the Company's financial instruments approximate their historical carrying amount.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
(Unaudited)

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

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from five to nine years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at September 30, 2015.

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

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
(Unaudited)

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company's intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, intangibles and goodwill and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company's tangible or intangible assets exist at September 30, 2015 and June 30, 2015.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations ("ASC 205-20"), we reported the results of Lockwood Technology Corporation as discontinued operations.  The application of ASC 205-20 is discussed in the notes to the financial statements.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company's operating expenses.   Advertising expense was $0 and $0 for the three month periods ending September 30, 2015 and 2014, respectively

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
(Unaudited)

Income Taxes

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

	September 30,
	2015	2014
Earnings (Loss) per share:
Net Loss	$(48,358)	$(501,043)

Common shares – weighted average	539,280,618	110,592,793
Earnings (loss) per share, basic	$(0.00)	$(0.004)

*Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended September 30, 2015 and 2014, respectively, because their inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended June 30, 2015.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
(Unaudited)

Note 3.  Going Concern

As of September 30, 2015, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of September 30, 2015, the Company had negative working capital of approximately $519,000 and approximately $9 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company currently has no revenue, although management's plans do anticipate revenue in the future.  Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

Note 4.  Accounts Receivable

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

Note 5.  Property and Equipment

Property and equipment consists of the following:
	September 30,	June 30,
	2015	2015
	(unaudited)	(unaudited)
Office and computer equipment	$82,246	$85,246
Furniture and fixtures & improvements	55,163	55,163
Computer software	5,468	5,468
	145,877	145,877
Accumulated depreciation	(143,865)	(143,717)
	$2,012	$2,160

For the three months ended September 30, 2015 and 2014, the total depreciation expense charged to continuing operations was $148, and $6,575 respectively.

Note 6.  Discontinued Operations

In June of 2015, the Company sold its 70% controlling interest in Lockwood Technology Corporation to Sam Talari, the Company's Chairman in exchange for approximately $735,000 of accrued compensation and related party debt payable to Mr. Talari. As a result of the decision to sell this subsidiary, the Company has identified the assets and liabilities of Lockwood as pertaining to discontinued operations at September 30, 2015 and 2014 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
(Unaudited)

Summarized operating results for discontinued operations is as follows:

	Three months ended
	September 30,
	2015	2014

Revenue	$-	$16,071
Cost of Sales	-	-
Gross profit	-	16,071
Operating expenses and interest	-	(120,898)
Other income	-	-
Income (loss) from operations	-	(104,827)
Minority interest	-	31,448
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$-	$(73,379)

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:
	As of September 30,
	2015	2014

Cash	$-	$(331)
Accounts receivable	-	13,500
Total current assets from discontinued operations	-	13,169
Property plant and equipment - net	-	13,329
Other assets	-	326,710
Total assets from discontinued operations	$-	$353,208

Accounts payable, accrued expenses and deferred revenue	$-	$848,142
Current portion of long-term debt	-	9,000
Shareholder loans	-	32,876
Total current liabilities from discontinued operations	-	890,018
Total liabilities from discontinued operations	$-	$890,018

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
(Unaudited)

Note 7.  Notes payable

Notes payable consist of the following as of September 30, 2015;

	September 30, 2015	June 30, 2015

Convertible note to LG Capital Funding in the amount of $32,500. Interest at 8% and principle are due on August 28, 2015. Convertible at 55% of market. Balance is net of discounts of $0 and $5,199, respectively.	7,745	6,686

Convertible note to KBM Worldwide in the original amount of $53,500. Interest at 8% and principle are due on August 17, 2015. Convertible at 40% of market. Balance is net of discounts of $0 and $3,801, respectively.	-	11,759

Convertible note to Typenex Investments in the original amount of $52,000. Interest at 10% and principle are due on October 3, 2015. Convertible at 40% of market. Balance is net of discounts of $0 and $10,400.	43,171	31,200

Convertible note to KBM Worldwide in the original amount of $43,000. Interest at 8% and principle are due on September 21, 2015. Convertible at 40% of market. Balance is net of discounts of $0 and $6,109, respectively.	43,000	36,891

Convertible note to KBM Worldwide in the original amount of $43,000. Interest at 8% and principle are due on March 21, 2016. Convertible at 40% of market. Balance is net of discounts of $15,273 and $24,437, respectively.	27,727	18,563

	121,643	105,099

Less current portion	(121,643)	(105,099)

Long-term portion	-	-

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
(Unaudited)

Note 8.  Related Parties Disclosures

Employment Agreements

The Company currently does not have any employment agreements in place.

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company's directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a non-interest bearing master promissory note, based on amounts advanced from time to time, payable annually.  Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $351,941 and $350,000 remains outstanding at September 30, 2015 and June 30, 2015, respectively.
Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individuals and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $1,123 and $1,123 due to two individuals as of September 30, 2015 and June 30. 2015.

Note 9.  Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended September 30, 2015 and June 30, 2015. The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2015 based on uncertainties concerning the Company's ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $15,000,000 from inception to September 30, 2015, which will expire, unless used to offset future federal taxable income beginning in 2024.  The tax years ending June 30, 2010 through June 30, 2015 are open for inspection by both Federal and State Agencies.

Note 10.  Equity

Preferred stock

The Company has issued convertible preferred shares. Shares are convertible into the Company's common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
(Unaudited)

The Company has 50,000,000 shares of common stock authorized at $.001 par value.

	Shares	Conversion
	Outstanding	Rate to Common
Preferred Series A	2,400,000	375
Preferred Series A1	8,889	89
Preferred Series A2	88,889	20
Preferred Series A3	25,846	16
Preferred Series B1	830	300
Preferred Series B2	1,210	300
	2,525,664

Common stock

The Company has 950,000,000 shares of common stock authorized at $.001 par value.

Note 11.  Commitments and Contingencies

Lease/Rental Agreements

 Our executive office, located in an office complex under an annual five year lease through the discontinued operations of Lockwood Technology Corporation, began June 1, 2012 at a rent of $ 4,729 per month in St. Petersburg, Florida with Kalyvas Group II, LLC. The lease provides approximately 4,100 square feet of: reception area, nine offices, a lab/production area, inventory room, server room, kitchenette and one conference rooms.  Infrax is currently only using this address as its corporate office, and is not paying any rent for this convenience.  We may require additional offices in the event we obtain funding and acquire additional customers.

Rent expense for the three months ended September 30, 2015 and 2014 for continuing operations amounted to $0 and $6,482 respectively.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's consolidated financial position or results of operations as of September 30, 2015.

Note 12.  Subsequent Events

In October 2015, the Company issued 63,180,000 common shares for conversion of debt.

In November 2015, the Company issued 69,490,000 for conversion of debt.

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

The following discussions should be read in conjunction with our financial statements and the notes thereto presented in "Item 1 – Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the fiscal year ended June 30, 2015. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements.

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

Name Changes

None.

Changes in Management

None.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to the financial statements. However, certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on knowledge of our industry, historical operations, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate.

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

Recent Accounting Pronouncement

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended June 30, 2015.

Off-Balance Sheet Arrangements:

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Subsequent Events:

In October 2015, the Company issued 63,180,000 common shares for conversion of debt.

In November 2015, the Company issued 69,490,000 for conversion of debt.

RESULTS OF OPERATIONS

For the Three Months ended September 30, 2015 and 2014:

Discontinued Operations

The Company is reporting the results of operations of Lockwood Technology Corporation as discontinued operations for the three months ended September 30, 2015 and 2014.

In June of 2015, The Company sold all of its 70% ownership interest of Lockwood to a related party.  Consequently, during the three months ended September 30, 2015, there are no results of operations.  During the three months ended September 30, 2014, Lockwood had sales of 16,071 and operating costs of $120,898 resulting in a net loss of $104,898, of which $31,448 is attributable to the minority interest of the Company.

Continuing Operations

During the three month period ended September 30, 2015 and 2014 we had no sales.
Our expenses exclusive of amortization and depreciation decreased by $74,516 to 2,986 from $77,502 for the three month period ended September 30, 2015 and 2014, respectively. Expenses decreased primarily to a decrease in salaries and professional fees during the quarter.

Amortization and depreciation expense was $6,578 for the three months ended September 30, 2015 as compared to $334,835 for the three months ended September 30, 2014.

For the three months ended September 30, 2015, we incurred a net loss of $48,358 compared to a net loss of $501,043 for the three months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had approximately $9 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $650,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At September 30, 2015, we owe Mr. Talari $351,941 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Disclosure controls and procedures:  As of September 30, 2015, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure."  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect this control.

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

None.

Item 1A	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Report on Form 10-K for the year ended June 30, 2015 filed on October 14, 2015 with the Securities and Exchange Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Mine Safety Disclosures.

Not applicable

Item 5	Other Information.

None

Item 6	Exhibits

31.A	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.B	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.A	Principal Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.B	Principal Financial & Accounting Officer's Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrax Systems, Inc.
(Registrant)

Date: 11/30/15	By: /s/ John Verghese
John Verghese
Principal Executive Officer

Date: 11/30/15	By: /s/ Sam Talari
Sam Talari
Principal Financial & Accounting Officer