Form 10-Q
period 2016-03-31
INFRAX SYSTEMS, INC.
filed 2016-05-23
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 2016

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

As of May 23, 2016, the registrant had 841,518,595 shares of common stock outstanding.

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

The Company has not yet engaged a new auditor, and consequently the Company has not been able to complete an audit of its financial statements for the year ended June 30, 2015, nor its independent review of this Form 10Q for the three months ended March 31, 2016.

The Company understands that the staff of the Securities and Exchange Commission (the "staff") has taken the position that this report is deficient because the quarterly financial statements contained in this report for the three months ended March 31, 2016 have not been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X.  Pursuant to the position taken by the staff, the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended.  The Company understands that completion of an audit of its annual financial statements and the filing of an amendment will make this report current.  When the review is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

Infrax Systems, Inc.
Consolidated Balance Sheets (unaudited)

	March 31,	June 30,
	2016	2015
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$140	$274
Inventory	6,200	6,200
Total current assets	6,340	6,474

Property & equipment, net of accumulated	0	2,160
Intangible property, net of accumulated	0	239,963
Total Assets	$6,340	$248,597

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$171,665	$156,205
Accrued expenses	6,668	224,159
Notes payable, net	123,035	105,099
Accrued Compensation	125,870
Payroll Liabilities	92,201
Notes payable, affiliates	20,678	20,960
Total current liabilities	540,117	506,423

Non-Current liabilities
Notes payable to shareholder	342,595	350,000
Total liabilities	882,712	856,423

Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series A1 Convertible: 33,000,000 issued and outstanding		-
Common stock, $.001 par value, 950,000,000 shares
authorized; 841,518,595 and 325,544,568 shares
issued and outstanding, respectively	841,516	325,545
Additional paid-in capital	13,583,486	13,993,618
Accumulated deficit	(14,474,908)	(14,929,514)
Total stockholders' equity	(47,381)	(607,826)

Total Liabilities and Stockholders' Equity	$6,340	$248,597

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,
	2016	2015

Revenues	$-	$43,046
Direct costs	-	-

Gross Profit	-	43,046

Operating expenses:
Salaries and benefits		359,997
Professional fees	16,825	58,260
General and administrative	30,594	76,431
Amortization and depreciation	349,770	1,148,099
Total operating expenses	397,189	1,707,788

Other income (expense):	12,997	-

Gain from Settlement of Debit		877,446
Interest expenses	-	(216,539)
Total other (expense)	12,997	660,907

Income (Loss) from continuing operations before income taxes and minority interest	(384,192)	(1,046,881)

Provision for income taxes	-	—

Income (Loss) from continuing operations before minority interest	(393,232)	(1,046,881)
	(1,315,150)
Income (Loss) from discontinued operations, Gain from sale of asset	822,875

Net Income (loss)	$(483,234)	$(1,046,881)

Basic net Income (loss) per share
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	(0.00)	(0.00)
Net Income (loss) per share	$0.00	$(0.00)

Weighted average shares outstanding
Basic	841,518,595	131,472,528

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,	For the Six Months Ended March 31,
	2016	2015

Cash Flows from Operating Activities:
Net (loss) income	$(483,234)	(1,046,881)
Adjustment to reconcile Net Income to net
cash provided by or (used in) operations:
Depreciation and amortization	10,885	1,148,099
Amortization of deferred revenue		(10,0731)
Amortization of debt discount	43,838	84,829
Gain on settlement of debt		(871,946)
Stock based compensation		65,000
Minority interest	-	(97,260)
Changes in assets and liabilities:
Accounts receivable	11,157	(209,500)
Inventory	-	—
Related party loans	(98.222)	—
Gains from sale of assets	521,337	11,856
Accounts payable		33,155
Accrued expenses	(5,627)	547,961
Customer deposits and deferred revenue		190,000
Net Cash (Used) by Operating Activities	(134)	(20,454)

Cash Flows from Investing Activities:
(Purchase) disposal of property and equipment	-	(2,172)
Net Cash (Used) Provided by Investing Activities	0-	(2,172)

Cash Flows from Financing Activities:
Net proceeds from debt	-	101,500
Payments from (to) related parties	-	(77,314)
Net Cash (Used) Provided by Financing Activities	0-	24,186

Net increase/decrease in Cash	(134)	1,560

Cash at beginning of period	274	547

Cash at end of period	$140	2,017

Supplemental cash flow information:
Interest paid	$-	-
Taxes paid	$-	-

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2016
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

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2016, the consolidated statements of operations and statements of cash flows for the three months then ended, and the statement of stockholders' equity have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2016, and the results of operations and changes in cash flows for the three months then ended have been made. These financial statements should be read in conjunction with our unaudited financial statements and notes thereto included in our annual report for the year ended June 30, 2015 on Form 10-K filed with the SEC on October 14, 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

As of March 31, 2016 and June 30, 2015, the fair values of the Company's financial instruments approximate their historical carrying amount.

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

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from five to nine years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at March 31, 2016.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company's intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, intangibles and goodwill and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company's tangible or intangible assets exist at March 31, 2016 and June 30, 2015.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company's operating expenses.   Advertising expense was $0 and $0 for the three month periods ending March 31, 2016 and 2015, respectively

Income Taxes

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

	March 31,
	2016	2015
Earnings (Loss) per share:
Net Loss	$517,738	$(63,131)

Common shares – weighted average	841,518,595	539,280,618
Earnings (loss) per share, basic	$(0.00)	$(0.00)

*Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended March 31, 2016 and 2015, respectively, because their inclusion would be anti-dilutive.

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

Going Concern

As of March 31, 2016, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of March 31, 2016, the Company had negative working capital of approximately $ 63,131 and approximately $0 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company currently has no revenue, although management's plans do anticipate revenue in the future.  Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

Property and Equipment

Property and equipment consists of the following:
	March 31,	June 30,
	2016	2015
	(unaudited)	(unaudited)
Office and computer equipment	$0	$2,011
Furniture and fixtures & improvements	0	0
Computer software	0	0
	0	2,011
Accumulated depreciation	0	0

For the three months ended March 31, 2016 and 2015, the total depreciation expense charged to continuing operations was $148, and $6,575 respectively.
Discontinued Operations

In June of 2015, the Company sold its 70% controlling interest in Lockwood Technology Corporation to Sam Talari, the Company's Chairman in exchange for approximately $735,000 of accrued compensation and related party debt payable to Mr. Talari. As a result of the decision to sell this subsidiary, the Company has identified the assets and liabilities of Lockwood as perly as a discontinued operation for all periods presented.

Notes payable

Notes payable consist of the following as of March 31, 2016;

	March 31, 2016	June 30, 2015

Convertible note to LG Capital Funding in the amount of $32,500. Interest at 8% and principle are due on August 28, 2015. Convertible at 55% of market. Balance is net of discounts of $0 and $5,199, respectively.	-	6,686

Convertible note to KBM Worldwide in the original amount of $53,500. Interest at 8% and principle are due on August 17, 2015. Convertible at 40% of market. Balance is net of discounts of $0 and $3,801, respectively.	-	11,759

Convertible note to Typenex Investments in the original amount of $52,000. Interest at 10% and principle are due on October 3, 2015. Convertible at 40% of market. Balance is net of discounts of $0 and $10,400.	35,399	31,200

Convertible note to KBM Worldwide in the original amount of $43,000. Interest at 8% and principle are due on September 21, 2015. Convertible at 40% of market. Balance is net of discounts of $0 and $6,109, respectively.	-	36,891

Convertible note to KBM Worldwide in the original amount of $43,000. Interest at 8% and principle are due on March 21, 2016. Convertible at 40% of market. Balance is net of discounts of $6,109 and $24,437, respectively.	36,891	18,563

	72,290	105,099

Less current portion	(72,290)	(105,099)

Long-term portion	-	-

Related Parties Disclosures

Employment Agreements
The Company currently does not have any employment agreements in place.
Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company's directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a non-interest bearing master promissory note, based on amounts advanced from time to time, payable annually.  Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $352,346 and $350,000 remains outstanding at March 31, 2016 and June 30, 2015, respectively.
Accounts Payable
The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individuals and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $171,665 and $1,123 due to two individuals as of March 31, 2016 and June 30. 2015.
Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended March 31, 2016 and June 30, 2015. The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2016 based on uncertainties concerning the Company's ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $15,000,000 from inception to March 31, 2016, which will expire, unless used to offset future federal taxable income beginning in 2024.  The tax years ending June 30, 2010 through June 30, 2015 are open for inspection by both Federal and State Agencies.

Equity

Preferred stock

The Company has issued convertible preferred shares. Shares are convertible into the Company's common stock, at the option of the holder, at the prescribed conversion rate. Conversions are as follows:

The Company has 50,000,000 shares of preferred stock authorized at $.001 par value.

	Shares	Conversion Rate to
	Outstanding	Common
Preferred Series A	2,400,000	375
Preferred Series A1	8,889	89
Preferred Series A2	88,889	20
Preferred Series A3	25,846	16
Preferred Series B1	830	300
Preferred Series B2	1,210	300
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

Rent expense for the three months ended March 31, 2016 and 2015 for continuing operations amounted to $0 and $6,482 respectively.

Legal Matters
From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's consolidated financial position or results of operations as of March 31, 2016.
Subsequent Events

N/A

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

Subsequent Events:

N/A

RESULTS OF OPERATIONS

For the Nine Months Ended March 31, 2016 and 2015:

Discontinued Operations

The Company is reporting the results of operations of Lockwood Technology Corporation as discontinued operations for the Nine Months Ended March 31, 2016 and 2015.

In June of 2015, The Company sold all of its 70% ownership interest of Lockwood to a related party.  Consequently, during the three months ended March 31, 2016, there are no results of operations.

Continuing Operations

During the six month period ended March 31, 2016 and 2015 we had no sales.
Our expenses exclusive of amortization and depreciation decreased was $0 from $77,502 for the six month period ended March 31, 2016 and 2015, respectively. Expenses decreased primarily to a decrease in salaries and professional fees during the six months.
Amortization and depreciation expense was $0 for the Nine Months Ended March 31, 2016 as compared to $334,835 for the Nine Months Ended March 31, 2015.
LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had approximately $0 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $650,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At March 31, 2016, we owe Mr. Talari $352,345 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Disclosure controls and procedures:  As of March 31, 2016, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure."  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, such disclosure controls and procedures were not effective.

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect this control.

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

Infrax Systems, Inc.
(Registrant)

Date: 05/23/16	By: /s/ John Verghese
John Verghese
Principal Executive Officer

Date: 05/23/16	By: /s/ Sam Talari
Sam Talari
Principal Financial & Accounting Officer