Form 10-K
period 2016-06-30
INFRAX SYSTEMS, INC.
filed 2016-10-13
CIK 1380277

__________________________________________________________________________________

__________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter, June 30, 2016: 380,000.

Number of the issuer’s Common Stock outstanding as of October 13, 2016 is 925,518,635.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☒  No ☐

INFRAX SYSTEMS, INC

 Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2016

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

●	On January 10, 2010, we officially changed the name of the Company from OptiCon Systems, Inc. to Infrax Systems, Inc. and were issued a new trading symbol: “IFXY”.
●	On June 29, 2010, the Company acquired the assets and management of Trimax Wireless Systems, Inc. (“Trimax”), in exchange for equity and a note payable. The Trimax product line is expected to provide an operating platform and enhanced operating effectiveness to the Secure Intelligent Energy Platform.
●	On May 8, 2011 we acquired a 70% controlling interest in Lockwood Technology Corporation, to supply RFID and asset tracking, among other technology value to our product lines.
●	On June 30, 2016 the Company sold its 70% controlling interest in Lockwood Technology Corporation to Sam Talari, the Company’s Chairman in exchange for approximately $735,000 of accrued compensation and related party debt payable to Mr. Talari.

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

» Public Company as of 2014 (SSNI)

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

	High Bid	Low Bid
Fiscal Year 2015*
Fourth Quarter Ended June 30, 2015	$0.022	$0.01
Third Quarter Ended March 31, 2015	$0.03	$0.02
Second Quarter Ended December 31, 2014	$0.03	$0.02
First Quarter Ended September 30, 2014	$0.03	$0.02

Fiscal Year 2016*
Fourth Quarter Ended June 30, 2016	$0.0003	$0.0001
Third Quarter Ended March 31, 2016	$0.007	$0.003
Second Quarter Ended December 31, 2015	$0.01	$0.01
First Quarter Ended September 30, 2015	$0.03	$0.01

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

	2016		2015

Cash	$114	1	$274
Current assets	6,200		6,474
Total Assets	758,910		248,597

Total current liabilities	440,083		506,423
Total liabilities	782,944	8	856,423
Total stockholders' equity (deficit)	(24,035)		(607,826)

Working Capital	(56,813)		(499,949)

Net Cash (Used) Provided by Operating Activities	(6,979)		(221,115)

For the Year Ended June 30,	2016	2015

Revenues	$0	$45,047
Direct costs	0	-
Interest exp & Minority Interest	48,613	171,991
Operating expenses:	22,547	1,777,456
Net Income (loss)	$450,178	$94,720

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

Revenue

Currently, we derive no revenue from sales.

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

RESULTS OF OPERATIONS

Comparison year ended June 30, 2016 to June 30, 2015

Total Revenue. Total revenue for 2015 was $0 compared to $45,047 in 2015, representing a decrease of approximately 100%. The decrease in total revenue is attributable to the sale Lockwood Asset Tracking & Management Software.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2015 were approximately $8,207 compared to $98,990 for 2015. The decrease in selling, general and administrative expenses in 2016 as compared 2015 was due primarily to the sale of Lockwood Technology.

Net Loss from Operations. For the year ended June 30, 2016 and 2015, we incurred a net income of $450,178 as compared to a net loss of $94,720.   Other income for 2016 included a gain on the Sale of Assets of $521,338, offset by interest expense of $48,613. Operating expenses included $0.00 and $110,702 of stock based compensation for the years ended June 30, 2016 and 2015, respectively, and also included depreciation and amortization, non-cash expenses, in the amount of $14,347 and $1,662,002 for the years ended June 30, 2016 and 2015, respectively.

Compensation and consulting expenses decreased approximately $0 for the comparative periods, due to the decrease in reduction in operations and officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had approximately $114 in cash. We have exceeded the line of credit from Mr. Talari for which to pay normal operating expenses. Mr. Talari has continued funding our operations. Mr. Talari has expressed commitment to $1 million dollars of funding; the Company is currently in process of formalizing the agreement. We believe this support will allow our continuation while we attempt to secure other sources of financing to develop our business plan, and increase efforts of our marketing plan.  Cash used in operations was $(6,979), which was primarily provided from advances from our majority shareholder.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2016 and 2015, which are contained in this filing, the Company’s 2015 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 8.  Financial statements and supplementary data

Infrax Systems, Inc.

2016 Annual Report

Infrax Systems, Inc.

Consolidated Balance Sheets

	June 30, 2016	June 30, 2015
Assets
Current assets
Cash	$114	$274
Accounts receivable		-
Inventory	6,200	6,200
Loan receivable from affiliate		-
Total current assets	6,314	6,474

Property & equipment, net	0	2,160
Intangible property, net	0	239,963
Investment in HempTech Corp	752,595	-
Total Assets	$758,910	$248,597

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$171,665	$156,205
Accrued expenses	131,449	131,958
Notes Payable	92,201	92,201
Convertible Notes payable	24,090	105,099
Notes payable, affiliates	20,678	20,960
Total current liabilities	440,083	506,423

Non-Current liabilities
Notes payable to shareholder	342,862	350,000
Total liabilities	782,944	856,423

Stockholders' Equity
Preferred Stock, 100,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated; 2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series B Convertible: 10,000,000 shares designated; 0 and 13,540 issued and outstanding	-	-
Common Stock, $.001 par value, 1,900,000,000 shares authorized; 925,518,595 and 325,544,568 shares issued and outstanding, respectively	925,520	325,545
Additional paid-in capital	13,527,257	13,993,618
Minority interest in subsidiary		-
Accumulated deficit	(14,479,336)	(14,929,514)
Total stockholders' equity	(24,035)	(607,826)

Total Liabilities and Stockholders' Equity	$758,910	$248,597

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statements of Operations

	For the Year Ended June 30,
	2016	2015

Revenues	$0	$45,047
Direct costs	-	-
	0	45,047

Operating expenses:
Salaries and benefits	0	171,864
Stock based compensation	0	15,000
Professional fees	0	68,135
General and administrative	8,207	98,990
Amortization and depreciation	14,347	1,423,467
Total operating expenses	22,547	1,777,456

Other income (expense):
Interest expenses	(48,613)	(171,991)
Gain from sale of assets	521,338	0
Gain from sale of subsidiary	0	1,127,674
Gain from debt settlement	0	871,446
Total other income (expense)	472,725	1,827,129

Income (loss) before income taxes	450,178	94,720

Provision for income taxes	-	-
	450,178	94,720

Minority Interest	-	-

Net income (loss)	$450,178	$94,720

Earnings (loss) per share:
Basic and dilutive	$.01	$.01

Weighted average shares outstanding
Basic and dilutive	753,829,752	136,148,493

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2016		2015
Cash Flows from Operating Activities:
Net Gain (Loss)		$450,178	$94,720
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization		14,347	1,423,467
Stock based compensation			15,000
Amortization of deferred revenue			(45,047)
Amortization of debt discount			145,541
Gain on sale of subsidiary			(1,127,674)
Gain on debt settlement			(871,946)
Gain on Sale of Assets		(521,338)	-
Changes in assets and liabilities:
Accounts receivable			1,000
Inventory			-
Due from affiliate		(282)	-
Prepaid and other			12,173
Accounts payable		15,461	28,721
Accrued expenses		48,613	80,166
Customer deposits and deferred revenue			22,764
Net Cash (Used) in Provided by Operating Activities		(6,979)	(221,115)

Cash Flows from Investing Activities:
Purchase of property and equipment			(2,173)
Net Cash (Used) in Investing Activities		0	(2,173)

Cash Flows from Financing Activities:
Cash of subsidiary sold			(646)
Proceeds from new deb			279,050
Related party advances (payments)		(7,139)	(55,389)
Net Cash (Used) Provided by Financing Activities		(7,139}	223,015

Net increase/decrease in Cash		(160)	(273)

Cash at beginning of period		274	547
Cash at end of period		$114	$274

Supplemental cash flow information:
Interest paid	$		$-
Taxes paid	$		$-

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in satisfaction of accrued compensation	$		$50,000
Issuance of common stock in satisfaction of payables	$		$15,000

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statement of Stockholders' Equity

	Preferred		Common		Additional Paid in	Minority	Accumulated Deficit Development	Stock- holders'
	shares	$.001 par	shares	$.001 par	Capital	Interest	Stage	Equity

Balance at June 30, 2015	2,537,164	$2,538	110,592,793	$110,593	$13,783,942	$(344,437)	$(15,024,234)	$(1,471,598)

Settlement of debt			2,325581	2,326	37,674			40,000

Shares for services			1,500,000	1,500	13,500			15,000

Shares for accrued compensation			5,000,000	5,000	45,000			50,000

Conversion of preferred shares	(11,500)	(13)	22,996,000	22,996	(22,983)			-

Discount on debt					195,488			195,488

Conversion of debt			183,130,194	183,130	(59,003)			124,127

Sale of Subsidiary						344,437		344,437

Net loss							94,720	94,720

Balance at June 30, 2016	2,525,664	2,525	325,544,568	325,545	13,993,618	-	(14,929,514)	(607,826)

The accompanying notes are an integral part of these financial statements.

 Infrax Systems, Inc.

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2016 and 2015

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2016 and 2015, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2016 and 2015.

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

 Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, 2016 and 2015, as reported. Certain impairments have been recorded to reflect the net realizable value of the associated assets, based on fair value (inventory) or discounted cash flows (goodwill and intangibles).

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses.  Advertising expense was $0 and $0 for the years ended June 30, 2016 and 2015, respectively

Research and Development

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

	June 30, 2016		June 30, 2015
Earnings (Loss) per share:
Net Loss	$			$94,720

Common shares				325,544,568
Common share equivalents
Dilutive common shares

Earnings (loss) per share, basic		$0.00		$0.00
Earnings (loss) per share, dilutive	$		$

Impact of Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2016 through the date these financial statements were issued.

3.           Going Concern

As of June 30, 2016, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit.  As of June 30, 2016, the Company had negative working capital in excess of $499,949, and approximately $274 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.           Property and Equipment

Property and equipment consists of the following:

	June 30, 2016	June 30, 2015
Office and computer equipment	$	$85,246
Furniture and fixtures		55,163
Computer software		5,468
		145,877
Accumulated depreciation		(143,717)
	$	$2,160

For the years ended June 30, 2016 and 2015 the total depreciation expense charged to operations totaled $33,688 and $33,688, respectively.

5.           Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2016	June 30, 2015
Opticon fiber optic management software	$	$189,862
Trademarks		1,000
TriMax intellectual property		6,329,342
TriMax software		180,020
Lockwood customer list		394,550
Lockwood licensing and technology		920,600
		8,015,374
Accumulated amortization		6,201,411
	$	$1,813,963

For the years ended June 30, 2016 and 2015 the total amortization expense charged to operations totaled $1,389,880 and $1,813,963, respectively.

Future amortization of intangible property is expected as follows:

For the year ended June 30,:
2016	209,837
2017	25,718
thereafter	188,527
$484,082

During the years ended June 30, 2016 and 2015, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  The capitalized software costs are amortized when the software is actually sold to customers.  Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software’s economic life.  At June 30, 2016 and 2015 amortization expense was $0 and $0, respectively.

TriMax intellectual property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks.  The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property.  The valuation considered future cash flows of the operating intangible assets acquired.  The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets.  The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing.  The acquisition carrying value assigned to the intellectual property was $6,329,342. At June 30, 2016 and 2015 amortization expense was $1,180,044 and $1,287,324, respectively.

TriMax software

Software development costs, in the amount of $180,020, were acquired in the Trimax acquisition.  The proprietary software was an identified asset of the acquisition and valued at cost.  The capitalized software is available for sale and is to be amortized over a 5 year period. At June 30, 2016 and 2015 amortization expense was $25,717 and $25,717, respectively.

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

6.           Accrued Expenses

Accrued expenses at June 30, 2016 and 2015 were as follows:

	June30, 2016	June 30, 2015
Accrued salaries and related expenses	$	$125,870
Accrued interest		6,089
Accrued expenses		92,200
	$	$224,159

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

8. Notes payable

Notes payable consist of the following as of June 30, 2016

	June 30, 2016	June 30, 2015

Note payable to Trimax Wireless in the original amount of $712,500. Interest only payments 6% due December 29, 2010. The note was settled in November 2014.	$-	$-

Convertible note to LG Capital Funding in the amount of $32,500. Interest at 8% and principle are due on August 28, 2015. Convertible at 55% of market. Balance is net of discounts of $5,199 and $0, respectively.	-	-

Convertible note to KBM Worldwide in the amount of $53,500. Interest at 8% and principle are due on August 17, 2015. Convertible at 40% of market. Balance is net of discounts of $3,801 and $0, respectively.	-	-

Convertible note to Typenex Investments in the amount of $52,000. Interest at 10% and principle are due on October 3, 2015. Convertible at 40% of market. Balance is net of discounts of $20,800 and $0 respectively.	-	-

Convertible note to KBM Worldwide in the amount of $43,000. Interest at 8% and principle are due on September 21, 2015. Convertible at 40% of market. Balance is net of discounts of $6,109 and $0, respectively.	-	-

	-

Demand note to an unrelated party from the Lockwood acquisition. Non-interest bearing.	-	-

Demand note to an unrelated party from the Lockwood acquisition. Non-interest bearing.	-	-

	-	105,099

Less current portion	-	(724,500)

Long-term portion	-	-

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

Other employment agreements exist with employees.  As of June 30, 2016 and 2015, the accrued compensation under the employment agreements was $1,006,838 and $1,006,838, respectively.  These amounts are included in the accrued expenses.

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a non-interest bearing master promissory note, based on amounts advanced from time to time, payable annually.  Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $350,000 and $823,961 remains outstanding at June 30, 2016 and 2015, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individuals and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $0 and $1,123 due to two individuals as of June 30, 2016 and 2015.

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

12.         Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended June 30, 2016 and 2015:

	Year Ended June 30,
	2016	2015
Federal at federal statutory rate	(34.0)%	(34.0)%
State, net of federal deduction	(3.3)%	(3.3)%
Change in valuation allowance	37.3%	37.3 ‘	%
Effective tax rate	0.0%	0.0 ’	%

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30,
	2016		2015

Income tax benefit at statutory rate	$		$
Increase (decrease) in income taxes due to:
Change in valuation allowance
		$-		$-

Net deferred tax assets and liabilities were comprised of the following:

	Year Ended June 30,
	2016	2015

Deferred tax asset (liability)
Net operating loss		5,140,865
Valuation allowance		(5,140,865)
	-	-

The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2016 or 2014 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $15,000,000 from inception to June 30, 2016, which will expire, unless used to offset future federal taxable income beginning in 2024. The tax years for June 2011, 2012, 2013 and 2014 are open for examination by state and federal agencies.

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

Rent expense for the years ended June 30, 2016 and 2015 amounted to $24,702 and $41,349, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At June 30, 2016 and 2015 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations as of June 30, 2016 and 2015.

15.         Subsequent Events

Infrax Systems closed a transaction with HempTech Corp to sell its OptiCon Management System and TRIMAX IP.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A.  Controls and Procedures.

Not applicable.

Item 9A (T).  Controls and Procedures

Disclosure Controls

As of June 30, 2016 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of June 30, 2016 such disclosure controls and procedures were not effective.

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over

Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2016.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2016 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Name	Age	Position (s)	Director since

Sam Talari	54	Chairman	2004
Paul Aiello	56	Director	2010

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

Code of Ethics.

On July 1, 2005, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended June 30, 2016, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sam Talari, Chief Executive Officer, 3637 4th Street North, Suite 330, St. Petersburg, FL 33781.  We have posted our Code of Ethics on our website http://www.infraxinc.com/about-us/investor-relations/, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

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

Name and principal position	Year	Salary	Bonus	Stock Award	All other compensation	Total

Sam Talari,	2016	$0	-0-	-0-	-0-	$0
Acting CEO & Co-Chairman	2015	$180,000	-0-	-0-	-0-	$180,000

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

Name	Number of Shares (a)	Percent of Ownership

Sam Talari (b)	73,329,455	7%
Paul J. Aiello	8,058,438	0.7%
Malcolm F. Welch	274,127	0.01%
John Verghese	6,121,200	0.5%
All directors and officers as a group (4 persons)	87,783,220	19.01%

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal years 2016 and 2015, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control.

We do not anticipate entering into any future transactions with our directors, officers and affiliates.

There are no family relationships between the directors or executive officers.

Item 14.  Principal Accountant Fees and Services

N/A

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

Infrax Systems, Inc.
(Registrant)

Date: 10/13/16	By: /s/ John Verghese
John Verghese
Principal Executive Officer

Date: 10/13/16	By: /s/ Sam Talari
Sam Talari
Principal Financial & Accounting Officer