Form 10-Q
period 2016-12-31
INFRAX SYSTEMS, INC.
filed 2017-02-14
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2016

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
(Address of principal executive offices) (ZIP Code)

(727) 498-8514
(Registrant's telephone no., including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			☐ Yes	☒No

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
			☒Yes	☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
			☐ Yes	☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐ Yes	☒No

As of December 31, 2016, the registrant had 1,170,535,262 shares of common stock outstanding.

Infrax Systems, Inc.
 Consolidated Balance Sheets
For the six months ended December 31, 2016
 (unaudited)

	December 31,	June 30,
	2016	2016
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$63	$114
Inventory	6,200	6,200
Total current assets	6,263	6,314

Property & equipment, net of accumulated
Intangible property, net of accumulated	752,595	752,595
Total Assets	$758,858	$758,910

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$172,924	$171,665
Accrued expenses	134,941	131,449
Notes payable, net	37,875	24,090
Payroll Liabilities	92,201	92,201
Notes payable, affiliates	20,687	20,678
Total current liabilities	458,628	440,083

Non-Current liabilities
Notes payable to shareholder	342,852	342,862
Total liabilities	801,480	782,944

Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series A1 Convertible: 33,000,000 issued and outstanding		-
Common stock, $.001 par value, 1,950,000,000 shares
authorized; 1,170,535,262 and 925,518,595 shares
issued and outstanding, respectively	925,520	925,520
Additional paid-in capital	13,526,836	13,527,257
Accumulated deficit	(14,496,717)	(14,479,336)
Total stockholders' equity	(41,836)	(24,035)

Total Liabilities and Stockholders' Equity	$758,858	$758,910

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended December 31,	For the Six Months Ended December 31,
	2016	2015

Revenues	$-	$-
Direct costs		-
	-
Gross Profit	-	-

Operating expenses:
Salaries and benefits		-
Professional fees		-
General and administrative	1,310	4,307
Amortization and depreciation	29,162	10,865
Total operating expenses	30,472	15,172

Other income (expense):

Gain from Settlement of Debit
Interest expenses	(4,774)	(47,958)
Total other (expense)	(4,774)	(47,958)

Income (Loss) from continuing operations before income taxes and minority interest	(35,246)	(63,131)

Provision for income taxes		—

Income (Loss) from continuing operations before minority interest	(35,246)	(63,131)

Income (Loss) from discontinued operations, Gain from sale of asset

Net Income (loss)	$(35,246)	$(63,131)

Basic net Income (loss) per share
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	(0.00)	(0.00)
Net Income (loss) per share	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	985,548,741	539,280,618

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,	For the Six Months Ended December 31,
	2016	2015

Cash Flows from Operating Activities:
Net (loss) income	$(35,246)	$(63,131)
Adjustment to reconcile Net Income to net
cash provided by or (used in) operations:
Depreciation and amortization		10,865
Amortization of deferred revenue
Amortization of debt discount	29,162	47,958
Gain on settlement of debt		-
Stock based compensation		-
Interest expense	4,774	0
Changes in assets and liabilities:
Accounts receivable		-
Inventory		-
Related party loans	0	2,163
Accounts Payable	1,259	1,916
Accrued Expenses	0	(98)
Change in Convertible Notes	0	-
Change in unamortized debt discount	0	-
Net Cash (Used) by Operating Activities	(51)	(327)

Cash Flows from Investing Activities:
(Purchase) disposal of property and equipment	-	-
Net Cash (Used) Provided by Investing Activities	0	-

Cash Flows from Financing Activities:
Net proceeds from debt		-
Payments from (to) Related Parties		-
Change in Additional Paid in Capital	0	-
Net Cash (Used) Provided by Financing Activities	0	0

Net increase/decrease in Cash	(51)	(327)

Cash at beginning of period	114	274

Cash at end of period	$63	(53)

Supplemental cash flow information:

Interest paid	-	-

Taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of December 31, 2016
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

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of December 31, 2016, the consolidated statements of operations and statements of cash flows for the six months then ended, and the statement of stockholders' equity have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position at December 31, 2016, and the results of operations and changes in cash flows for the six months then ended have been made. These financial statements should be read in conjunction with our unaudited financial statements and notes thereto included in our annual report for the year ended June 30, 2016 on Form 10-K filed with the SEC on October 13, 2016.

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
As of December 31, 2016
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
As of December 31, 2016
(Unaudited)

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

As of September 30, 2016 and June 30, 2015, the fair values of the Company's financial instruments approximate their historical carrying amount.

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

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from five to nine years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at December 31, 2016.

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
As of December 31, 2016
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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company's intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, intangibles and goodwill and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company's tangible or intangible assets exist at December 31, 2016 and June 30, 2015.

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
As of December 31, 2016
(Unaudited)

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company's operating expenses.   Advertising expense was $0 and $0 for the six month periods ending December 31, 2016 and 2015, respectively

Income Taxes

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

	December 31,
	2016	2015
Earnings (Loss) per share:
Net Loss	$(35,246)	$(63,131)

Common shares – weighted average	985,548,741	539,280,618
Earnings (loss) per share, basic	$(0.00)	$(0.00)

* Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended December 31, 2016 and 2015, respectively, because their inclusion would be anti-dilutive.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of December 31, 2016
(Unaudited)

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

Going Concern

As of December 31, 2016, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of December 31, 2016, the Company had negative working capital of approximately $51 and approximately $63 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company currently has no revenue, although management's plans do anticipate revenue in the future.  Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

Property and Equipment

Property and equipment consists of the following:
	December 31,	June 30,
	2016	2016
	(unaudited)	(unaudited)
Office and computer equipment	$0	$0
Furniture and fixtures & improvements	0	0
Computer software	0	0
	0	0
Accumulated depreciation	0	0
	$0	$0

For the six months ended December 31, 2016 and 2015, the total depreciation expense charged to continuing operations was $0, and $0 respectively.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of December 31, 2016
(Unaudited)

Discontinued Operations

In June of 2015, the Company sold its 70% controlling interest in Lockwood Technology Corporation to Sam Talari, the Company's Chairman in exchange for approximately $735,000 of accrued compensation and related party debt payable to Mr. Talari. As a result of the decision to sell this subsidiary, the Company has identified the assets and liabilities of Lockwood as pertaining to discontinued operations at December 31, 2016 and 2015 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Notes payable

Notes payable consist of the following as of  December 31, 2016;

	December 31, 2016	June 30, 2016

Convertible note to Typenex Investments in the original amount of $52,000. Interest at 10% and principal are due on October 3, 2015. Convertible at 40% of market. Balance is net of discounts of $0 and $10,400.	$15,366	$27,009

Convertible note to KBM Worldwide in the original amount of $43,000. Interest at 8% and principal are due on September 21, 2016. Convertible at 40% of market. Balance is net of discounts of $6,109 and $24,437, respectively.	38,845	43,000

	54,211	70,009

Less unamortized Discount	(16,336)	(45,919)

Long-term portion	$37,875	$24,090

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of December 31, 2016
(Unaudited)

Related Parties Disclosures

Employment Agreements

The Company currently does not have any employment agreements in place.

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company's directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a non-interest bearing master promissory note, based on amounts advanced from time to time, payable annually.  Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $342,852 and $342,862 remains outstanding at December 31, 2016 and June 30, 2016, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individuals and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $172,924 and $171,665 due to two individuals as of December 31, 2016 and June 30. 2016.

Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended September 30, 2016 and June 30, 2015. The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2016 based on uncertainties concerning the Company's ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $14,496,717 from inception to December 31, 2016, which will expire, unless used to offset future federal taxable income beginning in 2024.  The tax years ending June 30, 2010 through December 31, 2016 are open for inspection by both Federal and State Agencies.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of December 31, 2016
(Unaudited)

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

Rent expense for the six months ended December 31, 2016 and 2015 for continuing operations amounted to $0 and $0 respectively.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's consolidated financial position or results of operations as of December 31, 2016.

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

Subsequent Events:

N/A

RESULTS OF OPERATIONS

For the Six Months Ended December 31, 2016 and 2015:

Discontinued Operations

The Company is reporting the results of operations of Lockwood Technology Corporation as discontinued operations for the three Months Ended September 30, 2016 and 2015.

In June of 2015, The Company sold all of its 70% ownership interest of Lockwood to a related party.  Consequently, during the three months ended September 30, 2016, there are no results of operations.

Continuing Operations

During the six month period ended December, 2016 and 2015 we had no sales.

Amortization and depreciation expense was $29,162 for the six Months Ended December 31, 2016 as compared to $10,865 for the six months ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had approximately $63 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $650,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At December 31, 2016, we owe Mr. Talari $342,852 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits

31.A	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.B	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.A	Principal Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.B	Principal Financial & Accounting Officer's Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrax Systems, Inc.
(Registrant)

Date: February 14, 2017	By: /s/ John Verghese
John Verghese
Principal Executive Officer

Date: February 14, 2017	By: /s/ Sam Talari
Sam Talari
Principal Financial & Accounting Officer