Form 10-Q
period 2017-03-31
INFRAX SYSTEMS, INC.
filed 2017-05-22
CIK 1380277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☒ No

As of  May 19, 2017, the registrant had 1,411,911,416 shares of common stock outstanding.

Infrax Systems, Inc.
 Consolidated Balance Sheets
For the nine months ended March 31, 2017
 (unaudited)

	March 31,	June 30,
	2017	2016
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$63	$114
Inventory	6,200	6,200
Total current assets	6,263	6,314

Property & equipment, net of accumulated
Marketable Securities	752,596	752,595
Total Assets	$758,859	$758,910

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$172,924	$171,665
Accrued expenses	134,941	131,449
Convertible Notes payable, net	25,948	24,090
Payroll Liabilities	92,201	92,201
Notes payable, affiliates	20,687	20,678
Total current liabilities	446,701	440,083

Non-Current liabilities
Notes payable to shareholder	342,852	342,862
Total liabilities	789,553	782,944

Stockholders' Equity
Preferred stock, 50,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated;
2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series A1 Convertible: 33,000,000 issued and outstanding		-
Common stock, $.001 par value, 1,950,000,000 shares
authorized; 1,411,911,416 and 925,518,595 shares
issued and outstanding, respectively	1,411,911	925,520
Additional paid-in capital	13,314,347	13,527,257
Accumulated deficit	(14,518,344)	(14,479,336)
Total stockholders' equity	(30,694)	(24,035)

Total Liabilities and Stockholders' Equity	$758,859	$758,910

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,
	2017	2016

Revenues	$-	$-
Direct costs		-
	-
Operating expenses:
Salaries and benefits		-
Professional fees	1,259	16,825
General and administrative	51	30,594
Amortization and depreciation	32,601	349,770
Total operating expenses	33,911	397,189

Other income (expense):
Interest Expense	(5,097)	(12,997)
Total other (expense)	(5,097)	(12,997)

Income (Loss) from continuing operations before income taxes and minority interest	(39,008)	(410,186)

Provision for income taxes	0	0

Income (Loss) from continuing operations before minority interest	(39,008)	(410,232)

Income (Loss) from discontinued operations, Gain from sale of asset (net)	0	(73,048)

Net Income (loss)	$(39,008)	$(483,234)

Basic net Income (loss) per share
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	(0.00)	(0.00)
Net Income (loss) per share	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	1,076,710,612	841,518.595

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Consolidated Statements of Cash Flows for the Nine Months Ended
(Unaudited)

	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(39,008)	$(483,234)
Adjustment to reconcile Net Income to net
cash provided by or (used in) operations:
Depreciation and amortization	-	10,865
Amortization of deferred revenue
Amortization of debt discount	32,601	43,838
Gain on settlement of debt		-
Stock based compensation	-	-
Interest expense	0	0
Changes in assets and liabilities:
Accounts receivable	-	11,157
Inventory		-
Related party loans	0	(98,222)
Accounts Payable	1,259	-
Accrued Expenses	0	(5,627)
Gains from sale of assets	0	521,337
Change in unamortized debt discount	0	-
Net Cash (Used) by Operating Activities	(51)	(134)

Cash Flows from Investing Activities:
(Purchase) disposal of property and equipment	-	-
Net Cash (Used) Provided by Investing Activities	0	-

Cash Flows from Financing Activities:
Net proceeds from debt		-
Payments from (to) Related Parties		-
Change in Additional Paid in Capital	0	-
Net Cash (Used) Provided by Financing Activities	0	0

Net increase/decrease in Cash	(51)	(134)

Cash at beginning of period	114	274

Cash at end of period	$63	140
Supplemental cash flow information:
Interest paid	-	-

Taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2017
(Unaudited)

 Note 1. History of the Company and Nature of the Business

History of the Company

Nature of Business

Since its inception, the Company had been dedicated to selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed, and acquired from Corning Cable System, Inc. through a related company, FutureTech Capital, LLC. In October 2009, the Company began developing smart grid energy related products. As of June 29, 2010, the Company acquired the assets and management of Trimax Wireless Systems, Inc. ("Trimax"), in exchange for equity and a note payable.  In April 2011, the Company acquired controlling interest in Lockwood Technology Corporation ("Lockwood"), a provider of advanced asset management solutions. In June of 2016, the Company sold its interest in Lockwood Technology Corporation and has accountied for its assets, liabilities and results of operations as a discontinued operation for all periods presented.

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

 Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2017, the consolidated statements of operations and statements of cash flows for the nine months then ended, and the statement of stockholders' equity have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2017, and the results of operations and changes in cash flows for the six months then ended have been made. These financial statements should be read in conjunction with our unaudited financial statements and notes thereto included in our annual report for the year ended June 30, 2016 on Form 10-K filed with the SEC on October 13, 2016.

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
As of March 31, 2017
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
As of March 31, 2017
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

As of March 31, 2017, the fair values of the Company's financial instruments approximate their historical carrying amount.

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
As of March 31, 2017
(Unaudited)

Inventories

Inventories are stated at the lower of cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of component parts and accessories available for sale. Parts are generally purchased for projects, as minimal inventory is held to supply customers.

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from five to nine years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at March 31, 2017.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company's intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, intangibles and goodwill and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company's tangible or intangible assets exist at March 31, 2017 and June 30, 2016.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2017
(Unaudited)

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company's operating expenses.   Advertising expense was $0 and $0 for the six month periods ending March 31, 2017 and 2016, respectively.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2017
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

	March 31,
	2017	2016
Earnings (Loss) per share:
Net Loss	$(39,008)	$(63,131)

Common shares – weighted average	1,411,911,416	539,280,618
Earnings (loss) per share, basic	$(0.00)	$(0.00)

* Potentially issuable preferred shares, if converted to common, were considered but not included in the calculation of diluted earnings per share for the period ended March 31, 2017 and 2016, respectively, because their inclusion would be anti-dilutive.

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

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2017
(Unaudited)

Note 3. Going Concern

As of March 31, 2017, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit. As of March 31, 2017, the Company had negative working capital of approximately $51 and approximately $63 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company currently has no revenue, although management's plans do anticipate revenue in the future.  Accordingly, the Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

Note 5. Property and Equipment

Property and equipment consists of the following:
	March 31,	June 30,
	2017	2016
	(unaudited)	(unaudited)
Office and computer equipment	$0	$0
Furniture and fixtures & improvements	0	0
Computer software	0	0
	0	0
Accumulated depreciation	0	0
	$0	$0

For the six months ended March 31, 2017 and 2016, the total depreciation expense charged to continuing operations was $0, and $0 respectively.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2017
(Unaudited)

Note 6. Discontinued Operations

In June of 2016, the Company sold its 70% controlling interest in Lockwood Technology Corporation to Sam Talari, the Company's Chairman in exchange for approximately $735,000 of accrued compensation and related party debt payable to Mr. Talari. As a result of the decision to sell this subsidiary, the Company has identified the assets and liabilities of Lockwood as pertaining to discontinued operations at March 31, 2017 and 2016 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Note 7. Notes payable

Notes payable consist of the following as of March 31, 2017;

	March 31, 2017	June 30, 2016

Convertible note to Typenex Investments in the original amount of $52,000. Interest at 10% and principal are due on October 3, 2016. Convertible at 40% of market. Balance is net of discounts of $0 and $10,400.	$0	$27,009

Convertible note to KBM Worldwide in the original amount of $43,000. Interest at 8% and principal are due on September 21, 2016. Convertible at 40% of market. Balance is net of discounts of $12,897 and $24,437, respectively.	38,845	43,000

	38,845	70,009

Less unamortized Discount	(12,897)	(45,919)

Long-term portion	$25,948	$24,090

Note 8. Related Parties Disclosures

Employment Agreements

The Company currently does not have any employment agreements in place.

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company's directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a non-interest bearing master promissory note, based on amounts advanced from time to time, payable annually.  Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $342,852 and $342,862 remains outstanding at March 31, 2017 and June 30, 2016, respectively.

Infrax Systems, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2017
(Unaudited)

Note 9. Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individuals and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $172,924 and $171,665 due to two individuals as of March 31, 2017 and June 30. 2016.

Note 10. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended September 30, 2016 and June 30, 2016. The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2016 based on uncertainties concerning the Company's ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $14,518,344 from inception to March 31, 2017, which will expire, unless used to offset future federal taxable income beginning in 2024.  The tax years ending June 30, 2010 through March 31, 2017 are open for inspection by both Federal and State Agencies.

Note11. Equity

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
As of March 31, 2017
(Unaudited)

Common stock

The Company has 1,950,000,000 shares of common stock authorized at $.001 par value.

Note 12. Commitments and Contingencies

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

Rent expense for the six months ended March 31, 2017 and 2016 for continuing operations amounted to $0 and $0 respectively.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's consolidated financial position or results of operations as of March 31, 2017.

Note 13. Subsequent Events

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

The following discussions should be read in conjunction with our financial statements and the notes thereto presented in "Item 1 – Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the fiscal year ended June 30, 2016. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements.

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

Subsequent Events:

N/A

RESULTS OF OPERATIONS

For the Six Months Ended March 31, 2017 and 2016:

Discontinued Operations

The Company is reporting the results of operations of Lockwood Technology Corporation as discontinued operations for the three Months Ended September 30, 2016 and 2016.

In June of 2016, The Company sold all of its 70% ownership interest of Lockwood to a related party.  Consequently, during the three months ended September 30, 2016, there are no results of operations.

Continuing Operations

During the nine month period ended March, 2017 and 2016 we had no sales.

Amortization and depreciation expense was $32,601 for the nine Months Ended March 31, 2017 as compared to $10,865 for the six months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had approximately $63 in cash with which to satisfy our cash requirements for the next twelve months, along with approximately $650,000 remaining on the line of credit from Mr. Talari to pay normal operating expenses, while we attempt to secure other sources of financing.

Since the inception of our Master Note Agreement, Mr. Talari has continued to advance funds to us as needed. Mr. Talari remains committed to continue funding the Company and has regularly converted amounts outstanding and accrued interest, under the note agreement, to our common stock, in order to have money available.  At March 31, 2017, we owe Mr. Talari $342,852 on the master promissory note plus accrued interest.   Mr. Talari has pledged funding for operating capital, up to $1,000,000, under the same terms as the original Master Note.

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

Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect this control.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Report on Form 10-K for the year ended June 30, 2016 filed on October 14, 2016 with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
 None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrax Systems, Inc.
(Registrant)

Date: May 22, 2017	By: /s/ John Verghese
John Verghese
Principal Executive Officer

Date: May 22, 2017	By: /s/ Sam Talari
Sam Talari
Principal Financial & Accounting Officer