Form 10-K
INFRAX SYSTEMS, INC.
filed 2018-06-29
CIK 1380277

__________________________________________________________________________________

__________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter, June 30, 2017: 380,000.

Number of the issuer’s Common Stock outstanding as of October 15, 2017 is 1,693,911,416.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☒  No ☐

INFRAX SYSTEMS, INC

 Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2017

EXPLANATION NOTE

ON OCTOBER 16, 2017 THE COMPANY FILED FORM 15 - CERTIFICATION AND NOTICE OF TERMINATION OF REGISTRATION UNDER SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934 OR SUSPENSION OF DUTY TO FILE REPORTS UNDER SECTIONS 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. ON JUNE 22, 2018, THE COMPANY REQUESTED A CORPORATE ACTION WITH FINRA FOR A NAME CHANGE AND REVERSE SPLIT. ON JUNE 25, 2018, FINRA REQUESTED THAT WE FILE THE YEAR END 2017 10K FOR THE CORPORATE ACTION TO BECOME EFFECTIVE.

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

On June 30, 2017 the Company sold its 70% controlling interest in Lockwood Technology Corporation to Sam Talari, the Company’s Chairman in exchange for approximately $735,000 of accrued compensation and related party debt payable to Mr. Talari.

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

Item 3.  Legal proceedings

N/A

Item 4.  Submission of matters to a vote of security holders

We did not submit any matter to a vote of our security holders, through the solicitation of proxies or otherwise during the fourth quarter of our 2016 fiscal year.

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

	High Bid	Low Bid
Fiscal Year 2016*
Fourth Quarter Ended June 30, 2016	$0.022	$0.01
Third Quarter Ended March 31, 2016	$0.03	$0.02
Second Quarter Ended December 31, 2014	$0.03	$0.02
First Quarter Ended September 30, 2014	$0.03	$0.02

Fiscal Year 2016*
Fourth Quarter Ended June 30, 2017	$0.0003	$0.0001
Third Quarter Ended March 31, 2016	$0.007	$0.003
Second Quarter Ended December 31, 2016	$0.01	$0.01
First Quarter Ended September 30, 2016	$0.03	$0.01

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

	2017		2016

Cash	$63	1	$114
Current assets	6,200		6,200
Total Assets	758,910		758,910

Total current liabilities	511,333		440,083
Non-current Liabilities liabilities	342,	8	782,944
Total stockholders' equity (deficit)			(24,035)

Working Capital			(56,813)

Net Cash (Used) Provided by Operating Activities			(6,979)

For the Year Ended June 30,	2017		2016

Revenues		$0	$0
Direct costs		0	0
Interest exp & Minority Interest		21500	48,613
Operating expenses:			22,547
Net Income (loss)	$		$450,178

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

RESULTS OF OPERATIONS

Comparison year ended June 30, 2017 to June 30, 2016

Total Revenue. Total revenue for 2017 was $0 compared to $0 in 2016, representing a decrease of approximately 100%. The decrease in total revenue is attributable to the sale Lockwood Asset Tracking & Management Software.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2017 were approximately $1,571 compared to $18,203 for 2016. The decrease in selling, general and administrative expenses in 2017 as compared 2016 was due primarily to the reduction in operations and personnel.

Net Loss from Operations. For the year ended June 30, 2017 and 2016, we incurred a net loss of 39,269 in 2017 compared to a net income of $450,178 for the year ending in 2016.   Other income for 2016 included a gain on the Sale of Assets of $521,338, offset by interest expense of $48,613. Operating expenses included depreciation and amortization, non-cash expenses, in the amount of $32,601 and $14,347 for the years ended June 30, 2017 and 2016, respectively.

Compensation and consulting expenses decreased for the comparative periods, due to the decrease in reduction in operations and officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had approximately $114 in cash. We have exceeded the line of credit from Mr. Talari for which to pay normal operating expenses. Mr. Talari has continued funding our operations. Mr. Talari has expressed commitment to $1 million dollars of funding; the Company is currently in process of formalizing the agreement. We believe this support will allow our continuation while we attempt to secure other sources of financing to develop our business plan, and increase efforts of our marketing plan.  Cash used in operations was $(6,979), which was primarily provided from advances from our majority shareholder.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2017 and 2016, which are contained in this filing, the Company’s 2016 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 8.  Financial statements and supplementary data

Infrax Systems, Inc.

2016 Annual Report

Infrax Systems, Inc.

Consolidated Balance Sheets

	June 30, 2017	June 30, 2016
Assets
Current assets
Cash	$63	$114
Accounts receivable		-
Inventory	6,200	6,200
Loan receivable from affiliate		-
Total current assets	6,263	6.314

Property & equipment, net		0
Intangible property, net		0
Marketable Securities	752,596	752,596
Total Assets	$758,859	$758,910

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$173,185	$171.665
Accrued expenses	134,941	131,449
Notes Payable	92,201	92,201
Convertible Notes payable	111,948	110.090
Notes payable, affiliates	20,687	20,687
Total current liabilities	532,962	526,092

Non-Current liabilities
Notes payable to shareholder	342,852	342.862
Total liabilities	875,813	868,944

Stockholders' Equity
Preferred Stock, 100,000,000 authorized, $.001 par value:
Series A Convertible: 5,000,000 shares designated; 2,523,624 and 2,523,624 issued and outstanding	2,525	2,525
Series B Convertible: 10,000,000 shares designated; 0 and 13,540 issued and outstanding		-
Common Stock, $.001 par value, 1,900,000,000 shares authorized; 1,411,911,416, and 925,518,595 shares issued and outstanding, respectively	1,411,911	925.520

Additional paid-in capital	12,987,213	13.441.257
		-
Accumulated deficit	(14,518,605)	(14.479.336)

Total stockholders' equity	(116,955)	(110,035)

Total Liabilities and Stockholders' Equity	$758,859	$758.910

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statements of Operations

	For the Year Ended June 30,
	2017	2016

Revenues	$0	$0
Direct costs	0	-
		0

Operating expenses:
Salaries and benefits	0	0
Stock based compensation	0	0
Professional fees	0	0
General and administrative	1,571	8,207
Amortization and depreciation	32,601	14,347
Total operating expenses	33,911	22,547

Other income (expense):
Interest expenses	5,097	(48,613)
Gain from sale of assets	0	521,338
Gain from sale of subsidiary	0	0
Gain from debt settlement	0	0
Total other income (expense)	5,097	472,725

Income (loss) before income taxes	(39,269)	450,178

Provision for income taxes	-	-
	(39,269)	450,178

Minority Interest	-	-

Net income (loss)	$(39,269)	$450,178

Earnings (loss) per share:
Basic and dilutive	$0	$.01

Weighted average shares outstanding
Basic and dilutive	0,	753,829,752

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Gain (Loss)	$(39,269)	$450,178
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	(14,425)	14,347
Stock based compensation
Amortization of deferred revenue
Amortization of debt discount	0
Gain on sale of subsidiary	0
Gain on debt settlement	0
Gain on Sale of Assets	0	(521,338)
Changes in assets and liabilities:
Accounts receivable	0
Inventory	0	-
Due from affiliate	0	(282)
Prepaid and other	16,283
Accounts payable	1,259	15,461
Accrued expenses	3,492	48,613
Customer deposits and deferred revenue
Net Cash (Used) in Provided by Operating Activities	(32,399)	(6,979)

Cash Flows from Investing Activities:
Purchase of property and equipment
Net Cash (Used) in Investing Activities	0	0

Cash Flows from Financing Activities:
Capital Stock - Increase	486,392	0
Additional paid in Capital	(454,044)	0
Related party advances (payments)	0	(7,139)
Net Cash (Used) Provided by Financing Activities	32,348	(7,139)

Net increase/decrease in Cash	(51)	(160)

Cash at beginning of period	114	274
Cash at end of period	$63	$114

Supplemental cash flow information:
Interest paid	$0	$0-
Taxes paid	$0	$0-

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in satisfaction of accrued compensation	$0	$0
Issuance of common stock in satisfaction of payables	$0	$0

The accompanying notes are an integral part of these financial statements.

Infrax Systems, Inc.

Consolidated Statement of Stockholders' Equity

	Preferred		Common			Additional Paid in	Minority	Accumulated Deficit Development	Stock- holders'
	shares	$.001 par	shares		$.001 par	Capital	Interest	Stage	Equity
Balance at June 30, 2016	2,525,664	$2,525	925,518,595	,	$925,520	$13,441,257	$0	$(14,479,337)	$(110,035)

Settlement of debt			486,392,821		486,392	((17,052)			469,340

Shares for services

Shares for accrued compensation

Discount on debt						(436,992)			(436,992)

Conversion of debt

Net loss								(39,268)	(39,268)

Balance at June 30, 2017	2,525,664	2,525	1,411,911,416		1,411,912	12,987,213	-	(14,518,605)	(116,955)

The accompanying notes are an integral part of these financial statements.

 Infrax Systems, Inc.

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2017 and 2016

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2017 and 2016, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Property & Equipment

Property and equipment are recorded at historical cost or acquisition value. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2017 and 2016.

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

 Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Trimax acquired intellectual property, OptiCon Network Manager software and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, 2017 and 2016, as reported. Certain impairments have been recorded to reflect the net realizable value of the associated assets, based on fair value (inventory) or discounted cash flows (goodwill and intangibles).

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses.  Advertising expense was $0 and $0 for the years ended June 30, 2017 and 2016, respectively

Research and Development

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

	June 30, 2017		June 30, 2016
Earnings (Loss) per share:
Net Loss		$(39,268)		$450,177

Common shares		1,411,911,416		925,518,595
Common share equivalents
Dilutive common shares

Earnings (loss) per share, basic		$0.00		$0.00
Earnings (loss) per share, dilutive	$		$

Impact of Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June30, 2017 through the date these financial statements were issued.

3.           Going Concern

As of June 30, 2017, the Company has a working capital deficit and has incurred a loss from operations and recurring losses since its inception resulting in a significant accumulated deficit.  As of June 30, 2017, the Company had negative working capital in excess of $32,399, and approximately $63 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, to continue receiving funding from its officers, directors and shareholders, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

4.           Property and Equipment

Property and equipment consists of the following:

	June 30, 2017	June 30, 2016
Office and computer equipment	$0	$0

Accumulated depreciation	0	0
	$0	$0

For the years ended June 30, 2017 and 2016 the total depreciation expense charged to operations totaled $0 and $0

5.           Other Assets

Other assets consist of the following:

	June 30, 2017		June 30, 2016
	$		$
Investment in HempTech Corp		752,596		752,596
	$			$0

We have no Intangible Property at this time. Future amortization is expected as follows:

For the year ended June 30,:
2017	0
2018	0
thereafter	0
$0

During the years ended June 30, 2017 and 2016, the Company did not allocate any direct labor costs, and indirect costs and expenses to this effort.  The capitalized software costs are amortized when the software is actually sold to customers.  Amortization is provided based on the number of software units sold relative to the number of expected to be sold during the software’s economic life.  At June 30, 2017 and 2016 amortization expense was $0 and $0, respectively.

TriMax intellectual property

On June 29, 2010 the Company acquired the assets of Trimax Wireless Systems, Inc., including licenses and trademarks.  The purchase price was allocated first to the identifiable assets received, allocating the remaining costs to the intellectual property.  The valuation considered future cash flows of the operating intangible assets acquired.  The valuation of the intellectual property was limited to the acquisition price (valuation of stock consideration and note payable), less the fair market value of identifiable assets.  The shares issued in exchange for the acquired property were valued at the fair market value of the equivalent common stock as of the date of closing.  The acquisition carrying value assigned to the intellectual property was $6,329,342. At June 30, 2017 and 2016 amortization expense was $1,180,044 and $1,287,324, respectively.

TriMax software

Software development costs, in the amount of $180,020, were acquired in the Trimax acquisition.  The proprietary software was an identified asset of the acquisition and valued at cost.  The capitalized software is available for sale and is to be amortized over a 5 year period. At June 30, 2017 and 2016 amortization expense was $25,717 and $25,717, respectively.

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

6.           Accrued Expenses

Accrued expenses at June 30, 2017 and 2016 were as follows:

	June30, 2017	June 30, 2016
Accrued salaries and related expenses	$125,870	$125,870
Accrued interest	9,071	6,089
Accrued expenses	0	0
	$134,941	$131,959

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

8. Notes payable

Notes payable consist of the following as of June 30, 2017

	June 30, 2017	June 30, 2016
Convertible note to KBM Worldwide in the amount of $53,500. Interest at 8% and principle are due on November 20, 2014. Convertible at 40% of market. Balance is net of discounts	68,948	68,948

Convertible note to KBM Worldwide in the amount of $43,000. Interest at 8% and principle are due on April 21, 2015. Convertible at 40% of market. Balance is net of discounts	43,000	43,000

	111,948	111,948

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

Other employment agreements exist with employees.  As of June 30, 2017 and 2016, the accrued compensation under the employment agreements was $125,870 and $125,870, respectively.  These amounts are included in the accrued expenses.

Line of Credit, Master Agreement

On September 1, 2005, Mr. Sam Talari, one of the Company’s directors, agreed to make advances to the Company as an interim unsecured loan for operational capital up to a maximum of $350,000, evidenced by a non-interest bearing master promissory note, based on amounts advanced from time to time, payable annually.  Mr. Talari has pledged additional funding for operating capital, up to $500,000, under the same terms as the original Master Note. Mr. Talari, from time to time, has converted advances and accrued interest in exchange for equity shares. Mr. Talari continued making advances to the Company on the loan, of which $342,852 and $342,852 remains outstanding at June 30, 2017 and 2016, respectively.

Accounts Payable

The Company relies on advances from the majority shareholder and other key members.  Advances are normally in the form of a loan.   Payments are made on behalf of the Company by these individuals and are treated as trade payables.  These amounts are considered liquid and if payment is not made, may be formally converted in the form of a note.  The Company currently has an aggregate of $0 and $1,123 due to two individuals as of June 30, 2017 and 2016.

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

12.         Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended June 30, 2017 and 2016:

	Year Ended June 30,
	2017	2016
Federal at federal statutory rate	(34.0)%	(34.0)%
State, net of federal deduction	(3.3)%	(3.3)%
Change in valuation allowance	37.3%	37.3 ‘	%
Effective tax rate	0.0%	0.0 ’	%

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year Ended June 30,
	2016		2016

Income tax benefit at statutory rate	$		$
Increase (decrease) in income taxes due to:
Change in valuation allowance
		$-		$-

Net deferred tax assets and liabilities were comprised of the following:

	Year Ended June 30,
	2017	2016

Deferred tax asset (liability)
Net operating loss		5,140,865
Valuation allowance		(5,140,865)
	-	-

The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2017 or 2016 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $15,000,000 from inception to June 30, 2017, which will expire, unless used to offset future federal taxable income beginning in 2024. The tax years for June 2014, 2015, 2015, and 2017 are open for examination by state and federal agencies.

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

14.         Commitments and Contingencies

Lease/Rental Agreements

Our executive office is now located in an office complex under annual five year lease, beginning January 1, 2016. The rental agreement is signed by one of our affiliated companies with whom we share the office space. Since Infrax operations do not require it’s own dedicated space, no rent amount is apportioned at this time. The lease provides us with approximately 8,100 square feet of: reception area, nine offices, a lab/production area, inventory room, server room, kitchenette and one conference rooms.  We believe the facilities are adequate for our operational needs.  We may require additional offices in the event we obtain funding and acquire additional customers.

Rent expense for the years ended June 30, 2017 and 2016 amounted to $0 and $0, respectively.

Foreign Currency Translation

The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income. At June 30, 2017 and 2016 no foreign currency translation was conducted due to the immaterial nature of its subsidiary’s balance sheet.

Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations as of June 30, 2017 and 2016.

15.         Subsequent Events

Infrax Systems closed a transaction with HempTech Corp to sell its OptiCon Management System and TRIMAX IP.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A.  Controls and Procedures.

Not applicable.

Item 9A (T).  Controls and Procedures

Disclosure Controls

As of June 30, 2017 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of June 30, 2017 such disclosure controls and procedures were not effective.

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2017.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2017 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2016 or 2014 fiscal year.

Code of Ethics.

On July 1, 2005, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended June 30, 2017, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sam Talari, Chief Executive Officer, 3637 4th Street North, Suite 330, St. Petersburg, FL 33781.  We have posted our Code of Ethics on our website http://www.infraxinc.com/about-us/investor-relations/, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

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

Name and principal position	Year	Salary	Bonus	Stock Award	All other compensation	Total

Sam Talari,	2016	$0	-0-	-0-	-0-	$0
Acting CEO & Co-Chairman	2017	$0	-0-	-0-	-0-	$0

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

—	each of our directors and executive officers, at October 13, 2017;
—	our directors and executive officers as a group, at October 13, 2017; and
—	other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal years 2016 and 2016, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control.

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

Infrax Systems, Inc.
(Registrant)

Date: 06/28/2018	By: /s/ John Verghese
John Verghese
Principal Executive Officer

Date: 06/28/2018	By: /s/ Sam Talari
Sam Talari
Principal Financial & Accounting Officer